Form 10-Q
period 1995-03-31
MARSAM PHARMACEUTICALS INC
filed 1995-05-12
CIK 810590

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                            FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                  Commission file Number 0-15597

            MARSAM PHARMACEUTICALS INC. AND SUBSIDIARY
    (Exact name of registrant as specified in its charter)

          DELAWARE                       11-2718528
(State or other jurisdiction of       (IRS Employer
incorporation or organization)  Identification Number)

Building 31, Olney Avenue, Cherry Hill, New Jersey   08003
  (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:(609)424-5600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At March 31, 1995 (the close of the Registrant's first fiscal quarter), there were 11,051,562 shares of the Registrant's common stock, par value $. 01 per share (the "Common Stock") outstanding.

             This report contains a total of 10 pages.



            MARSAM PHARMACEUTICALS INC. AND SUBSIDIARY

                            INDEX
                             to
         FORM 10-Q for Quarter ended March 31, 1995


                                           Page Number

Part I.   FINANCIAL INFORMATION                      3

Item 1.  Financial Statements

Consolidated Statements of Income for                3
the three-month periods ended March 31, 1995 and 1994 (unaudited)

Consolidated Balance Sheets as of March 31, 1995     4
(unaudited) and December 31, 1994

Consolidated Statements of Cash Flows for the        5
three-month periods ended March 31, 1995 and 1994 (unaudited)

Notes to Consolidated Financial Statements           6
(unaudited)

Item 2.  Management's Discussion and Analysis        8
of Financial Condition and Results of Operations

Part II.  OTHER INFORMATION                         10

SIGNATURES                                          10




               MARSAM PHARMACEUTICALS INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited)


                               Three Months Ended March 31,
                                        1995      1994

Net revenues                      $10,595,900   $ 7,074,200

Cost of goods sold                  8,117,000     5,159,400

   Gross profit                     2,478,900     1,914,800

Operating costs and expenses:

Selling, general and administrative 1,276,300       987,600

Research and development              781,200       543,800

   Total operating expenses         2,057,500     1,531,400

      Income from operations          421,400       383,400

Other income, net                     787,500       137,800

      Income before income taxes    1,208,900       521,200

Provision for income taxes            362,600        10,000
      Net income                  $   846,300       511,200
Net income per common and common
equivalent share                  $      0.08   $      0.05
Weighted average common & common
equivalent shares outstanding      11,140,800    11,218,600


See accompanying notes to consolidated financial statements.







             MARSAM PHARMACEUTICALS INC. AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS

                           March 31, 1995  December 31, 1994
                              (unaudited)
ASSETS

Current assets:
Cash and cash equivalents     $ 10,658,400     $  10,470,300
Investments available-for
  -sale, at fair market value    4,210,000         4,710,000
Accounts receivable, net of
  reserves of $1,279,100 and
  $1,222,400 at March 31, 1995
  and December 31, 1994          5,977,600         6,147,800
Inventory                       11,785,800        10,830,200
Deferred income taxes              529,300           526,400
Other current assets             2,231,300         2,111,800
      Total current assets      35,392,400        34,796,500

Property and equipment, net of
   accumulated depreciation of
   $7,406,100 and $7,009,200 at
   March 31, 1995 and December
   31, 1994                     20,149,400      20,042,100
Deposits for property and
equipment                          283,600         250,000
Deferred income taxes              172,200         253,200
Other assets                     1,484,000       1,520,100
      Total assets            $  57,481,600  $  56,861,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable              $   2,258,700      2,012,500
Accrued compensation                282,100        346,800
Accrued liabilities               1,442,300      1,342,500
Deferred revenue                    587,500      1,175,000
      Total current liabilities   4,570,600      4,876,800

Long-term liabilities:

Deferred compensation               890,200       813,800
Deferred income taxes                13,300        14,500
      Total liabilities           5,474,100     5,705,100

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01
  per share; authorized 1,000,000
  shares                              -               -
Common stock, par value $.01 per
  share; authorized 30,000,000
  shares; issued and outstanding
  11,051,562 shares at March 31,
  1995 and 11,047,562 shares at
  December 31, 1994                110,500         110,500
Additional paid-in capital      51,743,900      51,739,500
Retained earnings (deficit)        153,100        (693,200)
    Total stockholders' equity  52,007,500      51,156,800
Total liabilities and
stockholders' equity          $ 57,481,600   $  56,861,900



See accompanying notes to consolidated financial statements.



                  MARSAM PHARMACUETICALS INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                              Three Months Ended March 31,
                                  1995             1994
Cash flows from operations:
Net income                   $    846,300     $   511,200

Adjustments to reconcile net
income to net cash provided
by operating activities:

Depreciation and amortization     396,900           308,300
Deferred compensation expense      76,400            60,000
Deferred tax provision             76,900               -
Decrease in accounts receivable   170,200         2,293,800
(Increase) decrease in inventory (955,600)          481,700
(Increase) in other assets        (83,400)          (45,600)
Increase in accounts payable      246,200           758,500
Increase (decrease) in accrued
  expenses                         35,100           (45,200)
(Decrease) in deferred
  liabilities                    (587,500)          (25,000)
Net cash provided by operating
  activities                      221,500         4,297,700

Investment activities:
Purchase of investments
  available-for-sale                 -             (404,300)
Sale of investments
  available-for-sale              500,000              -
Purchase of property and
  equipment                      (504,200)         (294,400)
Deposits on property and
  equipment                       (33,600)         (333,800)
Net cash used in investment
  activities                      (37,800)       (1,032,500)

Financing activities:
Proceeds from issuance of common
  stock                             4,400            66,200
Net cash provided by financing
  activities                        4,400            66,200

Increase (decrease) in cash and
  cash equivalents                188,100         3,331,400
Cash and cash equivalents,
  beginning of period          10,470,300         6,836,700
Cash and cash equivalents, end
  of period                  $ 10,658,400     $  10,168,100


See accompanying notes to consolidated financial statements.


            MARSAM PHARMACEUTICALS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

1.      Basis of Presentation:

        The accompanying unaudited consolidated financial statements of Marsam Pharmaceuticals Inc. and Subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the applicable regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, reference is made to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

        The consolidated financial statements include the accounts of Marsam Pharmaceuticals Inc. and Subsidiary. All intercompany transactions are eliminated in consolidation. Investments in corporate joint ventures in which the Company has a 20 to 50 percent ownership are accounted for by the equity method. Other investments, less than 20 percent owned, are carried at their original cost. Equity and cost investments are included in other assets in the consolidated financial statements.

2.      Inventory:

       At March 31, 1995 and December 31, 1994, inventory consisted of the following:


                             March 31, 1995   December 31, 1994
Raw Materials (including
components)                   $6,211,000         $5,954,700
Work-in-process                  203,400             95,900
Finished goods                 5,371,400          4,779,600

                              11,785,800        $10,830,200

3.      Settlement Agreement with Great Lakes Chemical
Corporation:

        On July 18, 1994, the Company and Great Lakes Chemical Corporation (GLCC) executed a comprehensive settlement agreement which resolved the outstanding litigation between them concerning the failure of GLCC to supply the Company certain raw materials. Under the terms of the settlement, GLCC paid $2.35 million to the Company and agreed to begin supplying the Company with the inhaled anesthetic raw material commencing upon the availability of production quantities from its existing facility and continuing for at least five years after completion of a new, larger production facility. The payment, received by the Company on July 19, 1994, is being ratably recognized as income during the period of July 1, 1994 through June 30, 1995, the period during which the Company originally expected to launch the product.

      For the three-month period ended March 31, 1995, the Company recognized $587,500, of the $2.35 million received from GLCC, as other income. The balance is $587,500 and is included in deferred revenue at March 31, 1995.

       If GLCC fails to deliver agreed quantities of product by specified dates, or if the product does not receive FDA approval by July 15, 1995, the Company is entitled to be reimbursed for lost profits associated with the inability of the Company to market
the product.   Such payments can be received until January 15,
1998.

4.      Income Taxes:

        The provision for income tax expenses is based on an estimated full year effective income tax rate. The rate reflects the Company's utilization of certain federal tax credits and its remaining state net operating loss carryforward during 1995. The provision for income tax for the same period in 1994 was insignificant due to the availability of a federal net operating loss carryforward.


             MARSAM PHARMACEUTICALS INC. & SUBSIDIARY

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

General

The Company was founded in 1985 and is engaged in the business of developing, manufacturing, marketing and distributing generic injectable prescription drug products. The Company markets penicillin, cephalosporin and other injectable products to pharmaceutical wholesalers and distributors, contract manufacturing customers, hospitals, home infusion companies and other medical facilities.

The Company originally sold its products through joint venture distribution agreements and under manufacturing agreements with other pharmaceutical companies. During the last two years the Company has developed its own sales force and sells its products under the Marsam label and private labels.

Settlement Agreement with Great Lakes Chemical Corporation

On July 18, 1994, the Company and Great Lakes Chemical Corporation (GLCC) executed a comprehensive settlement agreement which resolved the outstanding litigation between them concerning the failure of GLCC to supply the Company certain raw materials. Under the terms of the settlement, GLCC paid $2.35 million to the Company and agreed to begin supplying the Company with the inhaled anesthetic raw material commencing upon the availability of production quantities from its existing facility and continuing for at least five years after completion of a new, larger production facility. The payment, received by the Company on July 19, 1994, is being ratably recognized as income during the period of July 1, 1994 through June 30, 1995, the period during which the Company originally expected to launch the product. For the three-month period ended March 31, 1995, the Company recognized $587,500, of the $2.35 million received from GLCC, as other income. The balance is $587,500 and is included in deferred revenue at March 31, 1995.

If GLCC fails to deliver agreed quantities of product by specified dates, or if the product does not receive FDA approval by July 15, 1995, the Company is entitled to be reimbursed for lost profits associated with the inability of the Company to market the product. Such payments can be received until January 15, 1998.

Results of Operations

During the three-month period ended March 31, 1995, the Company had revenues of $10,595,900, consisting of Marsam-label sales of $7,526,100 and contract sales of $3,069,800. During the same period in 1994, the Company had revenues of $7,074,200 consisting of Marsam-label sales of $5,110,000 and contract sales of $1,964,200.

Revenues increased in the three-month period ended March 31, 1995 as compared to the same period in 1994 due primarily to increased market penetration of Marsam-label products, as well as increased demand for contract business.

Gross profit margin decreased in the three-month period ended March 31, 1995 when compared to the same period in 1994, from 27.1% to 23.4%. The decrease is attributable mainly to increased expenses in the New Facility associated with increased utilization of that plant, product mix, and an increased level of contract sales, which have a lower selling price than Marsam-label products.

Selling, general, and administrative costs increased during the three- month period ended March 31, 1995 compared to the same period in 1994 due mainly to increases of $123,200 in administrative personnel and personnel-related expenses, and $112,700 in sales and marketing personnel and personnel-related expenses.

Research and development costs increased during the three-month period ended March 31, 1995 as compared to the same period in 1994 as the result primarily of increases in personnel and personnelrelated expenses and development material expenses.

Other income for the three-month period ended March 31, 1995 consisted of interest income of $200,000 and income recognized as a result of the settlement agreement with GLCC of $587,500. (See Note 3 of the Notes to Consolidated Financial Statements). For the same period in 1994, other income consisted entirely of interest income of $137,800. Interest income increased for the three-month period ended March 31, 1995 as compared to the same period in 1994 due primarily to higher interest rates, partially offset by lower levels of cash and cash equivalents.

The provision for income taxes for the three-month period ended March 31, 1995 is based on an estimated full year effective
income tax rate.   The provision for income taxes was $362,600.
The rate reflects the Company's utilization of certain federal tax credits and its remaining state net operating loss carryforward during 1995. The provision for income tax for the same period in 1994 was insignificant due to the availability of a federal net operating loss carryforward.

The ratio of net income to net sales increased from 7.2% to 8.0% for the three month period ended March 31, 1995, as compared to the same period in 1994.

Capital Resources and Liquidity

As of March 31, 1995, the Company had cash, cash equivalents, and investments available for sale of $14,868,400 as compared to $15,180,300 at December 31, 1994. Cash, cash equivalents, and investments available for sale generated during the three-month period ended March 31, 1995 were primarily from income from operations and interest income. Cash, cash equivalents, and investments available-for-sale were used during this same period mainly to increase inventory levels, and to equip the Company's manufacturing and distribution facilities. Working capital increased from $29,919,700 at December 31, 1994 to $30,821,800 at March 31, 1995,
as a result primarily of increased inventory levels and decreased deferred revenue related to the Great Lakes settlement.

In January 1994, the Company entered into an agreement to purchase a property which includes a total of approximately 109,800 square feet on approximately 8.5 acres of land, in March 1997. This property is being utilized for product development laboratories and as the Company's distribution center. The purchase price is $5,319,000 and includes a $250,000 deposit which was paid during the first quarter of 1994 and two installment payments of $3,000,000 in March 1997 and $2,069,000 in October 1997.

Management believes that the Company's capital resources are adequate to meet the Company's needs for the foreseeable future and that, because of the Company's overall financial condition, the Company will have access to additional capital in the form of debt or equity.

Inflation has not had a significant impact on the Company's revenues or retained earnings.

Part II.   OTHER INFORMATION

Items 1-5  Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

  (a)   Not applicable.

  (b)   Not applicable.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Marsam Pharmaceuticals Inc.
                                         (Registrant)
Date:  May 12, 1995                By: /S/ Marvin Samson
                                        Marvin Samson
                              President, Treasurer and Chief
                              Executive Officer

Date:  May 12, 1995                By: /S/ Richard Baron
                                        Richard Baron
                              Vice President, Finance and
                              Chief Financial Officer