Form 10-Q/A
period 1995-03-31
MARSAM PHARMACEUTICALS INC
filed 1995-07-03
CIK 810590

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                           FORM 10-Q/A
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

This 10-Q/A submission is to include a Financial Data Schedule type EX-27 which was inadvertantly omitted in Marsam's prior submission of Form 10-Q.




SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Marsam Pharmaceuticals Inc.
                                         (Registrant)
Date:  July 3, 1995                By: /S/ Marvin Samson
                                        Marvin Samson
                              President, Treasurer and Chief
                              Executive Officer

Date:  July 3, 1995                By: /S/ Richard Baron
                                        Richard Baron
                              Vice President, Finance and
                              Chief Financial Officer