Form 10-Q
period 1995-06-30
MARSAM PHARMACEUTICALS INC
filed 1995-08-04
CIK 810590

SECURITIES AND EXCHANGE COMMISSION
		   Washington, DC  20549
		      FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


	For the quarterly period ended June 30, 1995

			 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from
			 to

		Commission File Number 0-15597

	 MARSAM PHARMACEUTICALS INC. AND SUBSIDIARY
 (Exact name of registrant as specified in its charter)

     DELAWARE                          11-2718528
(State or other jurisdiction of (IRS Employer Identification Number) incorporation or organization)

Building 31, Olney Avenue, Cherry Hill, New Jersey    08003
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(609)424-5600


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes    x     No

At June 30, 1995 (the close of the Registrant's second fiscal quarter), there were 11,083,487 shares of the Registrant's common stock, par value $.01 per share (the "Common Stock") outstanding.

	This report contains a total of 12 pages.



	MARSAM PHARMACEUTICALS INC. AND SUBSIDIARY

			  INDEX
			   to
	FORM 10-Q for Quarter ended June 30, 1995

						  Page
						 Number

Part I.   FINANCIAL INFORMATION                       3

Item 1.  Financial Statements

   Consolidated Statements of Income for              3
   the three and six-month periods ended
   June 30, 1995 and 1994 (unaudited)

   Consolidated Balance Sheets as of June 30, 1995    4
   (unaudited) and December 31, 1994

   Consolidated Statements of Cash Flows for the      5
   six-month periods ended June 30, 1995
   and 1994 (unaudited)

   Notes to Consolidated Financial Statements         6
   (unaudited)

Item 2.  Management's Discussion and Analysis         8
	 of Financial Condition and Results of
	 Operations

Part II.  OTHER INFORMATION                          10

SIGNATURES                                           12


	    MARSAM PHARMACEUTICALS INC. AND SUBSIDIARY

		 CONSOLIDATED STATEMENTS OF INCOME
					(unaudited)


		     Three Months Ended June 30,     Six Months Ended June 30,
				1995      1994           1995       1994

Net revenues              $10,715,000   $ 8,544,800  $21,310,900  $15,619,000

Cost of goods sold          7,472,100     6,178,500   15,589,100   11,337,900

   Gross profit             3,242,900     2,366,300    5,721,800    4,281,100

Operating costs and expenses:

Selling, general and        1,512,700     1,278,500    2,789,000    2,266,100
  administrative
Research and development    1,036,900       535,700    1,818,100    1,079,500

Total operating expenses    2,549,600     1,814,200    4,607,100    3,345,600

Income from operations        693,300       552,100    1,114,700      935,500

Other income, net             799,500       166,500    1,587,000      304,300

Income before income taxes  1,492,800       718,600    2,701,700    1,239,800

Provision for income taxes    447,800        30,000      810,400       40,000
  Net income              $ 1,045,000       688,600    1,891,300    1,199,800
Net income per common and
common equivalent share   $      0.09   $      0.06 $       0.17 $       0.11

Fully diluted weighted average
common & common equivalent shares
 outstanding               11,462,200    11,164,700   11,454,800   11,158,200


See accompanying notes to consolidated financial statements.







	     MARSAM PHARMACEUTICALS INC. AND SUBSIDIARY

		    CONSOLIDATED BALANCE SHEETS

			     June 30, 1995  December 31, 1994
			     (unaudited)
ASSETS

Current assets:
Cash and cash equivalents     $  8,131,600   $  10,470,300
Investments available-for
  -sale, at fair market value    7,010,000       4,710,000
Accounts receivable, net of
  reserves of $1,867,400 and
  $1,222,400 at June 30, 1995
  and December 31, 1994          5,958,800       6,147,800
Inventory                       14,871,300      10,830,200
Deferred income taxes              473,800         526,400
Other current assets             2,054,000       2,111,800
      Total current assets      38,499,500      34,796,500

Property and equipment, net of
   accumulated depreciation of
   $7,857,600 and $7,009,200 at
   June 30, 1995 and December
   31, 1994                     20,691,700      20,042,100
Deposits for property and
equipment                          431,300         250,000
Deferred income taxes              208,400         253,200
Other assets                     1,482,700       1,520,100
      Total assets            $ 61,313,600   $  56,861,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable              $   4,501,300      2,012,500
Accrued compensation                508,700        346,800
Accrued liabilities               1,811,900      1,342,500
Deferred revenue                          -      1,175,000
      Total current liabilities   6,821,900      4,876,800

Long-term liabilities:

Deferred compensation               966,600        813,800
Deferred income taxes                49,400         14,500
      Total liabilities           7,837,900      5,705,100

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01
  per share; authorized 1,000,000
  shares                              -               -
Common stock, par value $.01 per
  share; authorized 30,000,000
  shares; issued and outstanding
  11,083,487 shares at June 30,
  1995 and 11,047,562 shares at
  December 31, 1994                110,800         110,500
Additional paid-in capital      52,166,800      51,739,500
Retained earnings (deficit)      1,198,100        (693,200)
    Total stockholders' equity  53,475,700      51,156,800
Total liabilities and
stockholders' equity          $ 61,313,600   $  56,861,900



See accompanying notes to consolidated financial statements.



		  MARSAM PHARMACUETICALS INC. AND SUBSIDIARY

		    CONSOLIDATED STATEMENTS OF CASH FLOWS
					 (unaudited)

				 Six Months Ended June 30,
				  1995             1994
Cash flows from operations:
Net income                   $   1,891,300     $ 1,199,800

Adjustments to reconcile net
income to net cash provided
by operating activities:

Depreciation and amortization      848,400         617,400
Deferred compensation expense      152,800         108,000
Deferred tax provision             132,300          16,000
Decrease in accounts receivable    189,000       1,533,100
(Increase) in inventory         (4,041,100)       (738,500)
(Increase)decrease in other assets  95,200        (807,800)
Increase in accounts payable     2,424,000       2,951,400
Increase (decrease) in accrued
  expenses                         631,300         181,800
(Decrease) in deferred
  liabilities                   (1,175,000)              -
Net cash provided by operating
  activities                     1,148,200       5,061,200

Investment activities:
Purchase of investments
  available-for-sale            (2,800,000)              -
Sale of investments
  available-for-sale               500,000       1,325,400
Purchase of property and
  equipment                     (1,433,200)       (351,500)
Deposits on property and
  equipment                       (181,300)     (1,128,400)
Net cash used in investment
  activities                    (3,914,500)       (154,500)

Financing activities:
Proceeds from issuance of common
  stock                            427,600          213,200
Net cash provided by financing
  activities                       427,600          213,200

Increase (decrease) in cash and
  cash equivalents              (2,338,700)       5,119,900
Cash and cash equivalents,
  beginning of period           10,470,300        6,836,700
Cash and cash equivalents, end
  of period                  $   8,131,600     $ 11,956,600


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

Accordingly, the accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, reference is made to the financial statements and footnotes thereto included in the Company's Annual Report on Form
10-K for the year ended December 31, 1994.

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

2.      Inventory:

At June 30, 1995 and December 31, 1994, inventory consisted of the following:

			 June 30, 1995    December 31, 1994

Raw materials (including
components)                $7,623,200       $5,954,700

Work-in-process               366,800           95,900

Finished goods              6,881,300        4,779,600

			  $14,871,300      $10,830,200


3.      Settlement Agreement with Great Lakes Chemical
Corporation:

On July 18, 1994, the Company and Great Lakes Chemical
Corporation (GLCC) executed a comprehensive settlement agreement which resolved the outstanding litigation between them concerning the failure of GLCC to supply the Company certain raw materials. Under the terms of the settlement, GLCC paid $2.35 million to the Company and agreed to begin supplying the Company with the inhaled anesthetic raw material commencing upon the availability of production quantities from its existing facility and continuing for at least five years after completion of a new, larger production facility. The payment, received by the Company on July 19, 1994, was ratably recognized as income during the period of July
1, 1994 through June 30, 1995, the period during which the Company originally expected to launch the product.
For the three and six-month periods ended June 30, 1995, the Company recognized $587,500 and $1,175,000, respectively, of the $2.35 million received from GLCC, as other income.

If GLCC fails to deliver agreed quantities of product by specified dates the Company is entitled to be reimbursed for lost profits associated with the inability of the Company to market the product. Such payments can be received until January 15, 1998.

4.      Income Taxes:

The provision for income tax expenses is based on an estimated full year effective income tax rate. The rate reflects the Company's utilization of certain federal tax credits and its federal and state net operating loss carryforwards during 1995. The provision for income tax for the same periods in 1994 was insignificant due to the availability of federal and state net operating loss carryforwards.

5.      Net income per share:

Net income per share is based on fully diluted weighted average common and common equivalent shares outstanding for the three and six-month periods ended June 30, 1995 and 1994.

6.      Subsequent Event:

On July 28, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Schein
Pharmaceutical, Inc. ("Schein") and SM Acquiring Co.,
Inc. ("SM") providing, among other things, that (i) SM would commence a cash tender offer (the "Offer") to purchase all outstanding shares of the Company's Common
Stock, par value $.01 per share (the "Shares") at a price of $21.00 per share net to the seller and (ii) following completion of the Offer, SM would be merged with and into the Company (the Merger), which would be the surviving corporation, and each outstanding Share would be converted into the right to receive $21.00 in cash. For further information, reference is made to the Merger Agreement, a copy of which is included as Exhibit 10(a) to this Form 10-Q Report.

On July 28, 1995, Schein and SM entered into a
Stockholders' Agreement with Marvin Samson, Agvar
Chemicals, Inc. and Agnes Varis and her husband (the
"Stockholders") with respect to at least 2,883,320 of the 2,989,882 aggregate Shares owned by them, or approximately 26% of the outstanding Shares, in which agreement, as an inducement to Schein and SM to enter into the Merger Agreement, the Stockholders agreed, among other things, subject to certain limitations, to
(i) tender their Shares in response to the Offer,
(ii) vote their Shares in favor of the Merger and
(iii) grant Schein an irrevocable option to purchase their Shares, exercisable under certain conditions, at $21.00 per share. For further information, reference is made to the Stockholders' Agreement, a copy of which is included as Exhibit 10(b) to this Form 10-Q Report.

On July 28, 1995, the Company entered into an
Employment Agreement with Marvin Samson which provides, among other things, for Mr. Samson's employment as President and Chief Executive Officer of the Company, and as Executive Vice President of Schein. The term of the employment agreement will commence on the date of the acquisition by Schein or a subsidiary of Schein, of a majority of the outstanding shares on a fully diluted basis and will continue for a minimum of five years.
The employment agreement, among other things, specifies certain matters regarding the operations of the Company following the Merger. For further information, reference is made to the Employment Agreement, a copy of which is filed as Exhibit 10(c) to this Form 10-Q Report.


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

The Company originally sold its products through joint venture distribution agreements and under manufacturing agreements with other pharmaceutical companies. During the last two years, the Company has developed its own sales force and sells its products under the Marsam label and private labels.

Settlement Agreement with Great Lakes Chemical Corporation

On July 18, 1994, the Company and Great Lakes Chemical Corporation (GLCC) executed a comprehensive settlement agreement which resolved the outstanding litigation between them concerning the failure of GLCC to supply the Company certain raw materials.
 Under the terms of the settlement, GLCC paid $2.35 million to the Company and agreed to begin supplying the Company with the inhaled anesthetic raw material commencing upon the availability of production quantities from its existing facility and continuing for at least five years after completion of a new, larger production facility. The payment, received by the Company on July 19, 1994, was ratably recognized as income during the period of July 1, 1994 through June 30, 1995, the period during which the Company originally expected to launch the product. For the three and six-month periods ended June 30, 1995, the Company recognized $587,500 and $1,175,000, respectively, of the $2.35 million received from GLCC, as other income.

If GLCC fails to deliver agreed quantities of product by specified dates the Company is entitled to be reimbursed for lost profits associated with the inability of the Company to market the product. Such payments can be received until January 15, 1998.

Results of Operations

During the three and six-month periods ended June 30, 1995, the Company had revenues of $10,715,000 and $21,310,900, respectively, consisting of Marsam-label sales of $9,857,600 and $17,383,700, respectively, and contract sales of $857,400 and $3,927,200, respectively. During the same periods in 1994, the Company had revenues of $8,544,800 and $15,619,000, respectively, consisting of Marsam-label product sales of $6,695,000 and $11,805,000, respectively, and contract sales of $1,849,800 and $3,814,000, respectively.

Revenues increased in the three and six-month periods ended June 30, 1995 compared to the same periods in 1994 due primarily to the introduction of new products and increased market penetration of Marsam-label products. This growth, for the three-month period ended June 30, 1995, was partially offset by decreased demand for contract business.

Gross profit margin increased in the three-month period ended June 30, 1995 when compared to the same period in 1994, from 28% to 30%. For the six-month periods ended June 30, 1995 and 1994, the gross profit margin was 27%. The increase for the three-month period ended June 30, 1995 is attributable mainly to increased production in the non-penicillin, non-cephalosporin facility and product mix.

Selling, general, and administrative costs increased during the three and six-month periods ended June 30, 1995 compared to the same periods in 1994 due mainly to increases of $134,900 and $244,300, respectively, in administrative personnel and personnel-related expenses, and $113,500 and $235,600, respectively, in sales and marketing personnel and personnel-related expenses.

Research and development costs increased during the three and six-month periods ended June 30, 1995 compared to the same periods in 1994 primarily as the result of increases in development material expenses of $381,000 and $446,000, respectively, and personnel and personnel-related expenses.

Other income for the three and six-month periods ended June 30, 1995 consisted of interest income of $212,000 and $412,000, respectively, and income recognized as a result of the settlement agreement with GLCC of $587,500 and $1,175,000, respectively. (See Note 3 of the Notes to Consolidated Financial Statements.) For the same periods in 1994, other income consisted entirely of interest income of $166,500 and $304,300, respectively. Interest income increased for the three and six-month periods ended June 30, 1995 compared to the same periods in 1994 due primarily to higher interest rates.

The provision for income taxes for the three and six-month periods ended June 30, 1995 was $447,800 and $810,400, respectively, and is based on an estimated full year effective income tax rate. The rate reflects the Company's utilization of certain federal tax credits and its federal and state net operating loss carryforwards during 1995. The provision for income taxes for the same periods in 1994 was insignificant due to the availability of federal and state net operating loss carryforwards.

The ratio of net income to net sales increased to 9.8% and 8.9%, respectively, for the three and six-month periods ended June 30, 1995, compared to 8.1% and 7.7%, respectively, for the same periods in 1994.

Capital Resources and Liquidity

As of June 30, 1995, the Company had cash, cash equivalents, and investments available-for-sale of $15,141,600, as compared to $15,180,300 at December 31, 1994. Cash, cash equivalents, and investments available-for-sale generated during the six-month period ended June 30, 1995 were primarily from income from operations, interest income and the issuance of common stock. Cash, cash equivalents, and investments available-for-sale were used during this same period mainly to increase inventory levels, and to equip the Company's manufacturing and distribution facilities. Working capital increased from $29,919,700 at December 31, 1994 to $31,677,600 at June 30, 1995, as a result primarily of increased inventory levels and decreased deferred revenue related to the Great Lakes settlement.

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

Part II.   OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) On May 25, 1995, the Company held its Annual Meeting of
Stockholders.

(c) The stockholders elected Agnes Varis and Barry Waxman as directors. The terms of Marvin Samson, Allen Misher, Gus Blass, II and Judith U. Arnoff as directors continued. At the Annual Meeting, voting was as follows with respect to the matters voted upon:

  (i) In the election of directors the votes cast for Agnes
Varis and Barry Waxman were 9,238,212 and 9,237,012, respectively, and the votes against were 247,345 and 248,545, respectively.

 (ii) With respect to the approval of the Company's 1994 Employee
Stock Purchase Plan, 9,383,235 were cast for and 80,597 votes were cast against the amendment, with 21,725 abstentions.

(iii) With respect to ratification of Coopers & Lybrand as the Company's independent public accountants, 9,438,644 votes were cast for and 35,713 votes were cast against, with 11,200 abstentions.


Item 5. Other Information

(a) Reference regarding the Agreement and Plan of Merger among Schein Pharmaceutical Inc., SM Acquiring Co., Inc., and Marsam Pharmaceuticals Inc. is made in Note 6 to the Consolidated Financial Statements.

(b) On July 31, 1995, a self-sytled class action complaint was filed by a purported stockholder of the Company in the Delaware Chancery Court on behalf of all holders of the Shares. The Company, Marvin Samson, Judith
U. Arnoff, Agnes Varis, Barry Waxman, Allen Misher, Gus Blass (together, the "Directors") and the Parent were named as defendants. In the suit, entitled Harbor Finance Partners v. Marvin Samson, et. al., Civil Suit
No. 14447, the plaintiff has alleged, among other things, that in connection with the Directors' approval of the Merger Agreement, the Directors breached their fiduciary duties and failed to attempt to maximize shareholder value. The suit seeks, among other things, (i) a declaratory judgment that the defendants have breached their fiduciary duties, or aided and abetted breaches of such duties, (ii) an order preliminarily and permanently enjoining the defendants from proceeding with or consummating the transaction, (iii) in the event the transaction is consummated, rescission thereof, (iv) an order directing defendants to account for all profits realized, and, pending such accounting, imposition of a constructive trust, (v) an order permitting a stockholders' committee consisting of class members and their representatives to participate in any process undertaken in connection with the sale of the Company, and (vi) damages, costs and disbursements of the action. The Company believes that the allegations are without merit and defendants intend to vigorously defend the action.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit No.

    10(a) Agreement and Plan of Merger Among Schein Pharmaceutical, Inc., SM Acquiring Co., Inc. and Marsam Pharmaceuticals Inc. dated as of July 28, 1995.

    10(b) Stockholders' Agreement dated as of July 28, 1995 among Schein Pharmaceutical, Inc., SM Acquiring Co., Inc., Marvin Samson, Agvar Chemicals, Inc. and Agnes Varis and her husband, Karl Leichtman.

    10(c) Employment Agreement dated as of July 28, 1995 among Marsam Pharmaceuticals Inc., Marvin Samson and Schein Pharmaceutical, Inc.

      27   Financial Data Schedule

(b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the quarter for which this Form 10-Q Report is filed.

Exhibit 10(a)

	       AGREEMENT AND PLAN OF MERGER
			 AMONG
	       SCHEIN PHARMACEUTICAL, INC.,
		 SM ACQUIRING CO., INC.
			 AND
	       MARSAM PHARMACEUTICALS INC.

		 Dated July 28, 1995


	TABLE OF CONTENTS                              PAGE
1.      The Offer                                        1
	1.1  The Offer                                   1
	1.2  Company Actions                             3
	1.3  Stockholder Lists                           4
	1.4  Directors                                   4

2.      The Merger                                       5
	2.1  The Merger                                  5
	2.2  Consummation of the Merger                  5
	2.3  Effects of the Merger                       5
	2.4  Certificate of Incorporation and By-laws    5
	2.5  Directors and Officers                      6
	2.6  Conversion of Shares                        6
	2.7  Conversion of Common Stock of the Sub       6
	2.8  Stockholders' Meeting                       6
	2.9  Merger Without Meeting of Stockholders      6
	2.10 Withholding Taxes                           7

3.      Dissenting Shares; Payment For Shares; Options   7
	3.1  Dissenting Shares                           7
	3.2  Payment for Shares                          7
	3.3  Closing of the Company's Transfer Books     9
	3.4  Options                                     9

4.      Representations and Warranties of the Company    9
	4.1  Organization and Qualification              9
	4.2  Capitalization                             10
	4.3  Authority for this Agreement               11
	4.4  Absence of Certain Changes                 12
	4.5  Reports                                    12
	4.6  Consents and Approvals; No Violation       13
	4.7  Regulatory Compliance                      13
	4.8  Employee Benefit Matters                   14
	4.9  Litigation, etc                            16
	4.10  Tax Matters                               16
	4.11  Compliance with Law                       18
	4.12  Environmental Compliance                  18
	4.13  Delaware Takeover Statute Inapplicable    19
	4.14  Required Vote of Company Stockholders     20
	4.15  Brokers                                   20

5.Representations and Warranties of the Parent and Sub  20
	5.1  Organization                               20
	5.2  Authority for this Agreement               20
	5.3  Consents and Approvals; No Violation       21
	5.4  Financing                                  21
	5.5  Interim Operations of Sub                  21
	5.6  FDA Matters                                21
	5.7  Brokers                                    22

6.      Covenants                                       22
	6.1  Conduct of Business of the Company         22
	6.2  No Solicitation                            23
	6.3  Access to Information                      25
	6.4  Reasonable Efforts                         25
	6.5  Indemnification; Directors' and Officers'
	     Insurance                                  26
	6.6  State Takeover Statutes                    27
	6.7  Proxy Statement                            28
	6.8  Notification of Certain Matters            28
	6.9  Compliance with ISRA                       28
	6.10  Fees and Expenses                         28
	6.11  Employee Benefits                         28

8.      Termination; Amendment; Waiver                  29
	8.1  Termination                                29
	8.2  Effect of Termination                      30
	8.3  Amendment                                  31
	8.4  Extension; Waiver                          31

9.      Miscellaneous                                   31
	9.1  Representations and Warranties             31
	9.2  Enforcement of the Agreement               31
	9.3  Validity                                   32
	9.4  Notices                                    32
	9.5  Governing Law                              33
	9.6  Headings                                   33
	9.7  Parties in Interest                        33
	9.8  Counterparts                               33
	9.9  Certain Definitions                        34
	9.10  Press Releases                            34
	9.11  Entire Agreement                          34

EXHIBIT A                                              A-1






	       AGREEMENT AND PLAN OF MERGER

		   Dated July 28, 1995

		The parties to this agreement and plan of merger are Schein Pharmaceutical, Inc., a Delaware corporation (the "Parent"), SM Acquiring Co., Inc., a Delaware corporation and a wholly-owned subsidiary of the Parent (the "Sub"), and Marsam Pharmaceuticals Inc., a Delaware corporation (the "Company").


		The board of directors of each of the Parent, the Sub and the Company has determined it is in the best interests of its stockholders for the Parent to acquire the Company upon the terms and subject to the conditions set forth in this agreement. Accordingly, the parties agree as follows:

1.      The Offer


1.1       The Offer.
(a) Provided this agreement shall not have been terminated in accordance with section 8.1, promptly (but in no event later than five business days following the public announcement of the terms of this agreement), the Parent shall commence (within the meaning of Rule 14d-2 under the Securities
Exchange Act of 1934 (the "Exchange Act")), or cause the Sub to commence, an offer to purchase all the outstanding shares of common stock of the Company, par value $.01 per share (the
"Shares"), at a price of $21.00 per Share, net to the seller in cash (the "Offer"). The obligation to consummate the Offer and to accept for payment and to pay for any Shares tendered pursuant to the Offer shall be subject only to those conditions set forth in exhibit A. The Company agrees that no Shares held by the Company or any of its subsidiaries shall be tendered to the Parent or the Sub pursuant to the Offer. Neither the Parent nor the Sub shall, without the prior written consent of the Company, (i) decrease or change the form of the consideration payable in the Offer, (ii) decrease the number of Shares sought pursuant to the Offer, (iii) impose additional conditions to the Offer, (iv) change the conditions to the Offer, except the Parent or the Sub, as applicable, in its sole discretion may waive any condition to the Offer, other than the condition set forth in clause (1) of exhibit A, which may not be waived without the Company's prior written consent, or (v) make any other change in the terms of the Offer adverse to the holders of the Shares.
The Parent or the Sub, as applicable, agrees that, subject to the terms and conditions of the Offer and this agreement, it will accept for payment and pay for all Shares validly tendered and not withdrawn pursuant to the Offer promptly after expiration of the Offer. The Offer shall initially provide that the Offer shall expire 20 business days after it is commenced or on September 1, 1995, whichever is later. The Parent or the Sub, as applicable, may extend the Offer in accordance with applicable law, but if the conditions set forth in exhibit A are satisfied as of the then scheduled expiration date of the Offer, the Offer may be extended only with the prior written consent of the Company or as required by law; provided that the Parent or the Sub, as applicable, may, without the consent of the Company, extend the Offer on one occasion for a period not to exceed 10 business days, if the number of Shares tendered, together with any Shares beneficially owned by the Parent or the Sub, is less than 90% of the Shares outstanding on the scheduled expiration date of the Offer. If the conditions set forth in exhibit A are not satisfied or, to the extent permitted by this agreement, waived by the Parent or the Sub, as applicable, as of the scheduled expiration date, the Parent or the Sub, as applicable, shall extend the Offer from time to time until the earliest of the consummation of the Offer, November 30, 1995 (provided, that neither the Parent nor the Sub shall be obligated to make any such extension, if, in the reasonable belief of the Parent or the Sub, as applicable, all such conditions are not capable of being satisfied by that date) or the termination of this agreement. Any individual extension of the Offer shall be for a period of no more than 10 business days.

(b) On the date of commencement of the Offer, the Parent or the Sub, as applicable, shall file or cause to be filed with the Securities and Exchange Commission (the "SEC") a Tender Offer Statement on Schedule 14D-1 (together with all amendments, the "Schedule 14D-1") with respect to the Offer, which shall contain the Offer to purchase and related letter of transmittal and other ancillary Offer documents and instruments pursuant to which the Offer will be made (collectively, with any supplements or amendments, the "Offer Documents"). The Parent or the Sub, as applicable, shall disseminate the Offer Documents to holders of the Shares. Each of the Parent or the Sub, as applicable, and the Company agrees promptly to correct any information provided by it for use in the Offer Documents that becomes false or misleading in any material respect, and the Parent and the Sub shall take all steps necessary to cause the Offer Documents as so corrected to be filed with the SEC and to be disseminated to holders of the Shares, in each case as and to the extent required by law. The Company and its counsel shall have a reasonable opportunity to review and comment on the Offer Documents prior to the filing of the respective Offer Documents with the SEC. The Parent or the Sub, as applicable, shall provide the Company and its counsel with any comments that may be received from the SEC or its staff with respect to the Offer Documents promptly after receipt. The Offer Documents shall comply as to form in all material respects with the requirements of the Exchange Act and the rules and regulations under the Exchange Act. The Parent and the Sub agree that none of the information in the Offer Documents or any related schedule required to be filed with the SEC or in any related amendment shall, on the date of filing with the SEC or on the date first published, sent or given to stockholders of the Company, as the case may be, contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading (but excluding statements made in any of the foregoing documents based on information supplied by the Company specifically for inclusion therein). The Parent and the Sub agree that none of the information supplied by the Parent or the Sub or any of their affiliates specifically for inclusion in the Proxy Statement (as defined in section 1.2) or Schedule 14D-
9 (as defined in section 1.2) or any related amendment shall, at the date of filing with the SEC, and, in the case of the Proxy Statement, at the time the Proxy Statement is mailed and at the time of the Special Meeting (as defined in section 2.8), contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading.

1.2 Company Actions. The Company consents to the Offer and represents and warrants that, subject to the terms and conditions set forth in this agreement, (a) its board of directors (at a meeting duly called and held) has (i) determined that the Offer and Merger (as defined in section 2.1) are fair to and in the best interests of the stockholders of the Company,
(ii) resolved to recommend acceptance of the Offer and approval and adoption of this agreement by stockholders of the Company,
(iii) taken all necessary steps to render section 203 of the Delaware General Corporation Law (the "DGCL") inapplicable to the Merger and (iv) resolved to elect not to be subject, to the extent permitted by law, to any state takeover law other than section 203 of the DGCL that may purport to be applicable to the Offer, the Merger or the transactions contemplated by this agreement and (b) Bear, Stearns & Co. Inc., the Company's independent financial advisor, has advised the Company's board of directors that, in the opinion of Bear, Stearns & Co. Inc., the consideration to be paid to the Company's stockholders in the Offer and Merger is fair, from a financial point of view, to those stockholders. As promptly as practicable after commencement of the Offer, the Company shall, subject to the terms and conditions set forth in this agreement, file with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9
(the "Schedule 14D-9") containing the recommendations of its board of directors in favor of the Offer and Merger and shall permit the inclusion in the Offer Documents of such recommendations, in each case subject to the fiduciary duties of the board of directors of the Company as advised by outside counsel. The Company, the Parent and the Sub shall promptly correct any information provided by them for use in the Schedule 14D-9 that becomes false or misleading in any material respect, and the Company shall take all steps necessary to cause the
Schedule 14D-9 as so corrected to be filed with the SEC and to be disseminated to holders of the Shares, in each case as and to the extent required by law. The Parent and its counsel shall have a reasonable opportunity to review and comment on the
Schedule 14D-9 prior to its filing with the SEC. The Company agrees to provide the Parent and its counsel with any comments that may be received from the SEC or its staff with respect to the Schedule 14D-9 promptly after receipt. The Company agrees that neither the Schedule 14D-9, nor any related amendments nor any information supplied by the Company specifically for inclusion in the Offer Documents or the Proxy Statement (but excluding statements made in any of the foregoing documents based on information supplied by the Parent or Sub or any of their affiliates specifically for inclusion therein) shall, at the respective times the Schedule 14D-9 or Offer Documents are filed with the SEC or are first published, sent or given to stockholders, as the case may be, contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading. The Schedule 14D-9 and the Proxy
Statement shall comply as to form in all material respects with the applicable requirements of the Exchange Act and the rules and regulations under the Exchange Act. The letter to stockholders, notice of meeting, proxy statement and form of proxy, or the information statement, as the case may be, that may be distributed to stockholders in connection with the Merger (including any supplements), and any schedules required to be filed with the SEC in connection therewith, as from time to time amended or supplemented, are collectively referred to as the "Proxy Statement".

1.3 Stockholder Lists. In connection with the Offer, the Company shall promptly furnish the Sub with mailing labels, security position listings and any available listing or computer file containing the names and addresses of the record holders of the Shares as of a recent date and shall furnish the Sub with such information and assistance as the Sub or its agents may reasonably request in communicating the Offer to the record and beneficial stockholders of the Company. Subject to the requirements of applicable law and except for such steps as are necessary to disseminate the Offer Documents and any other documents necessary to consummate the Offer and Merger, the Parent and Sub and their affiliates and associates shall hold in confidence such listings and other information, shall use such information only in connection with the Offer and Merger and, if this agreement is terminated in accordance with its terms, shall deliver to the Company all copies of all such information (and extracts or summaries of such information) then in their or their agents' or advisors' possession.

1.4   Directors

(a) Promptly upon the purchase by the Parent or the Sub, as applicable, pursuant to the Offer of a number of Shares that represents at least a majority of the outstanding Shares on a fully-diluted basis and from time to time thereafter, the parties shall, subject to the provisions of section 14(f) of the Exchange Act and Rule 14f-1 under the Exchange Act, promptly use all reasonable efforts necessary to cause the persons listed on schedule 2.5 to comprise the entire board of directors of the Company. The date on which such persons first comprise the Company's board of directors is referred to as the "Control Date".

(b) From and after the Control Date and prior to the Effective Time and as long as there is at least one director who is designated as a "Continuing Director" on schedule 2.5 (a "Continuing Director" and, collectively, the "Continuing Directors"), if requested by a majority of the Continuing Directors, all other directors shall abstain from acting upon, and the approval of a majority of the Continuing Directors shall be required to authorize, any termination of this agreement by the Company, any amendment of this agreement requiring action by the board of directors of the Company, any extension of time for the performance of any obligation or other act of the Parent or the Sub under this agreement and any waiver of compliance with any provision of this agreement for the benefit of the Company.

2.        The Merger

2.1 The Merger. Upon the terms of this agreement and subject to the provisions of the DGCL, the Parent shall transfer to the Sub all Shares held by it, and the Sub shall be merged with and into the Company (the "Merger") as soon as practicable following the satisfaction or waiver, if permissible, of the conditions set forth in section 7. The Company shall be the surviving corporation in the Merger (the "Surviving Corporation") under the name "[Marsam]" and shall continue its existence under the law of Delaware. At the Effective Time, the separate corporate existence of the Sub shall cease.

2.2 Consummation of the Merger. Subject to the provisions of this agreement, the parties shall cause the Merger to be consummated by filing with the secretary of state of the state of Delaware a duly executed and verified certificate of merger, and shall take all other action required by law to effect the Merger. Prior to the filing referred to in this section, a closing (the "Closing") shall be held at the offices of Proskauer Rose Goetz & Mendelsohn LLP, 1585 Broadway, New York, New York (or such other place as the parties may agree) for the purpose of completing the foregoing. The time the Merger becomes effective in accordance with applicable law is referred to as the "Effective Time".

2.3 Effects of the Merger. The Merger shall have the effects set forth in the DGCL and this agreement.

2.4 Certificate of Incorporation and By-laws. The certificate of incorporation and by-laws of the Sub, as in effect on the date of this agreement, shall be the certificate of incorporation and by-laws, respectively, of the Surviving Corporation; provided, however, that section 1 of the certificate of incorporation of the Surviving Corporation shall be amended to read in its entirety as follows: "Section 1. The name of the Corporation is Marsam Pharmaceuticals Inc."

2.5     Directors and Officers.  The persons listed on schedule
2.5 and the officers of the Company immediately prior to the Effective Time shall be the directors and officers, respectively, of the Surviving Corporation, until their respective successors are duly elected and qualified.

2.6 Conversion of Shares. Each Share issued and outstanding immediately prior to the Effective Time (other than Shares owned by the Parent, the Sub or any subsidiary of the Parent or Sub or held in the treasury of the Company, all of which shall be cancelled, and other than Dissenting Shares (as defined in section 3.1)) shall, by virtue of the Merger and without any action on the part of the Parent, the Sub, the Company or the holder, be converted into the right to receive in cash an amount per Share (subject to any applicable withholding tax, as specified in section 2.10) equal to the highest price per share payable in the Offer, without interest (the "Merger Consideration"), upon the surrender of the certificate representing the Share in accordance with section 3.2.

2.7 Conversion of Common Stock of the Sub. Each share of common stock, par value $.01, of the Sub issued and outstanding immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the Parent, the Sub or the Company, be converted into and become one share of common stock of the Surviving Corporation.

2.8 Stockholders' Meeting. Unless the Merger is consummated in accordance with section 253 of the DGCL as contemplated by section 2.9, and subject to applicable law, the Company, acting through its board of directors, shall, in accordance with applicable law, duly call, give notice of, convene and hold a special meeting (the "Special Meeting") of its stockholders as soon as practicable following the consummation of the Offer for the purpose of considering and taking action upon the agreement of merger (within the meaning of section 251 of the DGCL) set forth in this agreement; and, subject to the fiduciary duties of its board of directors under applicable law as advised by outside counsel, the Company shall include in the Proxy Statement the recommendation of its board of directors that stockholders of the Company vote in favor of the approval and adoption of the agreement of merger set forth in this agreement. The Parent and the Sub agree that, at the Special Meeting, all the Shares acquired pursuant to the Offer or otherwise by the Parent or Sub or any of their affiliates shall be voted in favor of the approval and adoption of the agreement of merger set forth in this agreement.

2.9   Merger Without Meeting of Stockholders.  Notwithstanding
section 2.8, if the Parent, directly or indirectly through the Sub or any other subsidiary, acquires at least 90 percent of the outstanding Shares, each of the Parent, the Sub and the Company shall take all necessary and appropriate action to cause the Merger to become effective, as soon as practicable after the consummation of the Offer, without a meeting of stockholders of the Company, in accordance with section 253 of the DGCL.

2.10 Withholding Taxes. If so specified in the Offer Documents, the Parent and Sub shall be entitled to deduct and withhold from the consideration otherwise payable to a holder of Shares or Options pursuant to the Offer or Merger such amounts as are required under section 3406 of the Internal Revenue Code of 1986 (the "Code"). To the extent amounts are so withheld by the Parent or Sub, the withheld amounts shall be treated for all purposes of this agreement as having been paid to the holder of the Shares in respect of which the deduction and withholding was made by the Parent or Sub, in the circumstances described in the Offer Documents.

3.      Dissenting Shares; Payment For Shares; Options

3.1 Dissenting Shares. Notwithstanding anything in this agreement to the contrary, Shares issued and outstanding immediately prior to the Effective Time and held by any stockholder who did not vote in favor of the Merger and comply with section 262 of the DGCL (the "Dissenting Shares") shall not be converted into or be exchangeable for the right to receive the Merger Consideration, unless and until any such stockholder shall have failed to perfect or shall have effectively withdrawn or lost his rights to appraisal under the DGCL. If any such holder shall have failed to perfect or shall have effectively withdrawn or lost that right, that holder's Shares shall thereupon be converted into and become exchangeable for the right to receive, as of the Effective Time, the Merger Consideration without any interest. The Company shall give the Parent or the Sub, as applicable, (a) prompt notice of any written demands for appraisal of any Shares, attempted withdrawals of such demands and any other instruments served pursuant to the DGCL and received by the Company relating to stockholders' rights of appraisal and (b) the opportunity to direct all negotiations and proceedings with respect to demands for appraisal under the DGCL. The Company shall not, except with the prior written consent of the Parent or the Sub, as applicable, voluntarily make any payment with respect to any demands for appraisal of capital stock of the Company, offer to settle or settle any demands or approve any withdrawal of any such demands.

3.2       Payment for Shares

(a) Prior to the Effective Time, the Parent shall cause the Sub to deposit with Chemical Bank (or another bank or trust company reasonably satisfactory to the Company) (the "Paying Agent") sufficient funds to make the payments pursuant to section 2.6 on a timely basis to holders of Shares issued and outstanding immediately prior to the Effective Time (such funds, the "Payment Fund"). The Paying Agent shall, pursuant to irrevocable instructions, make the payments provided for in the preceding sentence out of the Payment Fund. The Payment Fund shall not be used for any purpose, except as provided in this agreement.

(b) Promptly after the Effective Time, the Surviving Corporation shall cause the Paying Agent to mail to each record holder of Shares, as of the Effective Time, a form of letter of transmittal, the form and content of which shall be reasonably acceptable to the Company (which shall specify that delivery shall be effected, and risk of loss and title to the certificates representing the Shares (the "Certificates") shall pass, only upon proper delivery of the Certificates to the Paying Agent), and instructions for use in effecting the surrender of the Certificates for payment of the Merger Consideration. Upon surrender to the Paying Agent of a Certificate, together with the letter of transmittal duly executed, the holder of the Certificate shall be paid cash in an amount (subject to any applicable withholding tax, as specified in section 2.10) equal to the product of the number of Shares represented by the Certificate and the Merger Consideration, and the Certificate shall be cancelled. No interest shall be paid or accrued on the cash payable upon the surrender of a Certificate. If payment is to be made to a person other than the person in whose name a Certificate surrendered is registered, it shall be a condition of payment that the Certificate so surrendered be properly endorsed or otherwise in proper form for transfer and that the person requesting such payment pay any transfer or other taxes required by reason of the payment to a person other than the registered holder of the Certificate surrendered or establish to the satisfaction of the Surviving Corporation that the tax has been paid or is not applicable. From and after the Effective Time and until surrendered in accordance with this section 3.2, each Certificate (other than Certificates representing Shares owned by the Parent or Sub or any of their subsidiaries, and Dissenting Shares) shall represent for all purposes solely the right to receive in cash an amount equal to the product of the Merger Consideration and the number of Shares evidenced by the Certificate, without interest.

(c) Any portion of the Payment Fund (including the proceeds of any investments of the Payment Fund) that remains unclaimed by the former stockholders of the Company for six months after the Effective Time shall be repaid to the Surviving Corporation. Any former stockholders of the Company who have not theretofore complied with section 3.1 shall thereafter look only to the Surviving Corporation (subject to abandoned property, escheat or other similar laws) for payment of their claim for the Merger Consideration per Share, without interest. Neither the Parent, the Sub nor the Surviving Corporation shall be liable to any holder of Shares for any monies delivered from the Payment Fund or otherwise to a public official pursuant to any applicable abandoned property, escheat or similar law.

3.3 Closing of the Company's Transfer Books. At the Effective Time, the stock transfer books of the Company shall be closed and no transfer of Shares shall thereafter be made. If, after the Effective Time, Certificates are presented to the Surviving Corporation, they shall be cancelled and exchanged for cash as provided in this section 3, subject to applicable law in the case of Dissenting Shares.

3.4 Options. Upon the consummation of the Offer, the Parent or the Sub, as applicable, shall pay each holder of a then outstanding option to purchase Shares under the Company's 1986 Stock Option Plan, 1993 Stock Option Plan or 1995 Stock Purchase Plan (collectively, the "Stock Option Plans"), whether or not then exercisable (collectively, the "Options"), in settlement of the Options, for each Share subject to an Option, an amount (subject to any applicable withholding tax) in cash equal to the excess, if any, of the Merger Consideration over the per Share exercise price of that Option (that amount, the "Option Consideration"); provided, however, that with respect to any person subject to section 16 of the Exchange Act, any such amount shall be paid by the Surviving Corporation as soon as practicable after the first date payment can be made without liability to that person under section 16(b) of the Exchange Act. Upon receipt of the Option Consideration, the Option shall be cancelled. The surrender of an Option to the Company in exchange for the Option Consideration shall be deemed a release of all rights the holder had or may have had in respect of that Option. Prior to the Effective Time, the Company shall use all reasonable efforts to obtain all necessary consents or releases from holders of Options under the Stock Option Plans and take all other action necessary to give effect to the transactions contemplated by this section 3.4. Except as otherwise agreed by the parties, (a) all Stock Option Plans shall terminate as of the Effective Time and all rights under any provision of any other plan, program or arrangement providing for the issuance or grant of any other interest in respect of the capital stock of the Company or any subsidiary of the Company shall be cancelled as of the Effective Time, and (b) the Company shall take all reasonable action to ensure that, after the Effective Time, no person shall have any right under any Stock Option Plan (or any option granted under any Stock Option Plan) or other plan, program or arrangement with respect to equity securities of the Company, the Surviving Corporation or any direct or indirect subsidiary of either.

4.      Representations and Warranties of the Company.  The
Company represents and warrants to the Parent and Sub as follows:

4.1 Organization and Qualification. Each of the Company and its subsidiaries is a duly organized and validly existing corporation in good standing under the law of its jurisdiction of incorporation, with the corporate power and authority to own its properties and conduct its business as now being conducted, and is duly qualified and in good standing as a foreign corporation authorized to do business in each jurisdiction in which the character of the properties owned or held under lease by it or the nature of the business transacted by it makes such qualification necessary, except where the failure to be so qualified and in good standing would not have a Material Adverse Effect (as defined in section 9.9). The Company has made available to the Parent accurate and complete copies of the certificates of incorporation and by-laws as currently in effect of the Company and each of its subsidiaries.

4.2   Capitalization

(a) The authorized capital stock of the Company consists of 30,000,000 Shares and 1,000,000 shares of preferred stock, $.01 par value (the "Preferred Stock"). As of the close of business on July 26, 1995, 11,084,137 Shares were issued and outstanding; no shares of Preferred Stock were issued or outstanding; no Shares were held in the Company's treasury; and there were outstanding Options to purchase an aggregate of 1,166,649 Shares under the Company's Stock Option Plans (copies of which have previously been furnished to the Parent). Since July 26, 1995, the Company (i) has not issued any Shares, other than upon the exercise of Options then outstanding, (ii) has not granted any options or rights to purchase Shares (under the Company's Stock Option Plans or otherwise) and (iii) has not split, combined or reclassified any of its shares of capital stock. All the outstanding Shares have been duly authorized and validly issued and are fully paid and nonassessable and are free of preemptive rights. Except as set forth in this section 4.2 or in section 4.2(a) of the disclosure letter dated the date of this agreement and delivered by the Company to the Parent prior to the execution of this agreement setting forth certain matters referred to in this agreement (the "Disclosure Letter"), there are no outstanding (i) shares of capital stock or other voting securities of the Company, (ii) securities of the Company convertible into or exchangeable for shares of capital stock or voting securities of the Company or (iii) options, warrants, rights or other agreements or commitments to acquire from the Company, or obligations of the Company to issue, any capital stock, voting securities or securities convertible into or exchangeable for capital stock or voting securities of the Company, or obligations of the Company to grant, extend or enter into any subscription, warrant, right, convertible or exchangeable security or other similar agreement or commitment (the items in clauses (i), (ii) and (iii), collectively, the "Company Securities"). Except as set forth in section 4.2(a) of the Disclosure Letter, there are no outstanding obligations of the Company or any subsidiary to repurchase, redeem or otherwise acquire any Company Securities and there are no other outstanding stock related awards. Except as set forth in section 4.2(a) of the Disclosure Letter, there are no voting xtrusts or other agreements or understandings to which the Company or any of its subsidiaries is a party with respect to the voting of capital stock of the Company or any of its subsidiaries.

(b) Except as set forth in section 4.2(b) of the Disclosure Letter, the Company is, directly or indirectly, the record and beneficial owner of all the outstanding shares of capital stock of each of its subsidiaries, free and clear of any lien, mortgage, pledge, charge, security interest or encumbrance, and there are no irrevocable proxies with respect to any such shares. Except as set forth in section 4.2(b) of the Disclosure Letter, there are no outstanding (i) securities of the Company or any subsidiary convertible into or exchangeable for shares of capital stock or other voting securities or ownership interests in any subsidiary, or (ii) options or other rights to acquire from the Company or any of its subsidiaries, or other obligations of the Company or any of its subsidiaries to issue, any capital stock, voting securities or other ownership interests in, or any securities convertible into or exchangeable for any capital stock, voting securities or ownership interests in, any of its subsidiaries, or other obligations of the Company or any of its subsidiaries to grant, extend or enter into any subscription, warrant, right, convertible or exchangeable security or other similar agreement or commitment (the items in clauses (i) and (ii), collectively, the "Subsidiary Securities"). Except as set forth in section 4.2(b) of the Disclosure Letter, there are no outstanding obligations of the Company or any of its subsidiaries to repurchase, redeem or otherwise acquire any outstanding Subsidiary Securities.

4.3 Authority for this Agreement. The Company has the requisite corporate power and authority to execute and deliver this agreement and to consummate the transactions contemplated by this agreement. The execution and delivery of this agreement by the Company and the consummation by the Company of the transactions contemplated by this agreement have been duly and validly authorized by the board of directors of the Company and no other corporate proceedings on the part of the Company are necessary to authorize this agreement or to consummate the transactions so contemplated (other than the approval and adoption of the agreement of merger (within the meaning of section 251 of the DGCL) in this agreement by the holders of a majority of the Shares prior to the consummation of the Merger, if required by applicable law). This agreement has been duly and validly executed and delivered by the Company and, assuming this agreement constitutes the valid and binding obligation of each of the Parent and Sub, constitutes a valid and binding agreement of the Company, enforceable against the Company in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency and similar laws affecting creditors' rights generally and subject to general principles of equity (whether considered in a proceeding in equity or at law).

4.4 Absence of Certain Changes. Except as disclosed in the SEC Reports (as defined in section 4.5) or in section 4.4 of the Disclosure Letter, since March 31, 1995: (a) the Company and its subsidiaries have not suffered any Material Adverse Effect,
(b) the Company and its subsidiaries have conducted their respective businesses only in the ordinary course consistent with past practice, except in connection with the negotiation and execution and delivery of this agreement and the exploration of other alternative transactions, and (c) there has not been
(i) any declaration, setting aside or payment of any dividend or other distribution in respect of the Shares or any repurchase, redemption or other acquisition by the Company or any of its subsidiaries of any outstanding shares of capital stock or other securities in, or other ownership interests in, the Company or any of its subsidiaries; (ii) any entry into any written employment agreement (other than the agreements identified in section 4.4 of the Disclosure Letter that are being entered into contemporaneously with this agreement) with, or any increase in the rate or terms (including, without limitation, any acceleration of the right to receive payment pursuant to arrangements set forth in section 4.4 of the Disclosure Letter) of compensation payable or to become payable by the Company or any of its subsidiaries to, their respective directors or officers; (iii) any increase in the rate or terms (including, without limitation, any acceleration of the right to receive payment) of any bonus, insurance, pension or other employee benefit plan, payment or arrangement made to, for or with any such directors, officers or key employees, except increases occurring in the ordinary course of business or as required by law or as necessary to maintain tax-qualified status; or (iv) any action by the Company that, if taken after the date of this agreement, would constitute a breach of section 6.1.

4.5   Reports

(a) The Company has filed with the SEC all forms, reports and documents required to be filed by it pursuant to applicable law since January 1, 1994, all of which have complied as of their respective filing dates in all material respects with all applicable requirements of the Exchange Act and the rules under the Exchange Act. True and correct copies of all filings made by the Company with the SEC since January 1, 1994 (the "SEC Reports"), whether or not required under applicable law, rules and regulations and including any registration statement filed by the Company under the Securities Act of 1933, have been furnished to the Parent. None of the SEC Reports, including, without limitation, any financial statements or schedules included or incorporated by reference in the SEC Reports, at the time filed, contained an untrue statement of a material fact or omitted to state a material fact required to be stated or incorporated by reference therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

(b) The audited and unaudited consolidated financial statements of the Company included (or incorporated by reference) in the SEC Reports have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis (except to the extent set forth in those financial statements, including the notes, if any) and present fairly in all material respects the consolidated financial position of the Company as of their respective dates, and the consolidated results of operations and changes in financial condition and cash flows for the periods presented, subject, in the case of the unaudited interim financial statements, to normal, recurring, year-end adjustments.

4.6 Consents and Approvals; No Violation. Neither the execution and delivery of this agreement by the Company nor the consummation of the transactions contemplated by this agreement will, except as disclosed in section 4.6 of the Disclosure Letter, (a) conflict with or result in a breach of any provision of the certificate of incorporation or by-laws (or other similar governing documents) of the Company or any of its subsidiaries;
(b) require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, except (i) in connection with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"),
(ii) pursuant to the Exchange Act, (iii) the filing of a certificate of merger pursuant to the DGCL, (iv) any applicable filings under state securities, or "Blue Sky", laws or state anti-takeover laws, [(v) consents, approvals, authorizations or filings under laws of jurisdictions outside the United States (e.g., Canada),] or (vi) filings with the New Jersey Department of Environmental Protection (the "NJDEP") pursuant to the New Jersey Industrial Site Recovery Act ("ISRA"); (c) result in a material default (or give rise to any right of termination, cancellation or acceleration) under any of the terms, conditions or provisions of any material note, license, agreement or other instrument or obligation to which the Company is a party or by which the Company or any of its assets or subsidiaries may be bound; or (d) violate in any material respect any material order, writ, injunction, decree, statute, rule or regulation applicable to the Company or any of its subsidiaries or by which any material portion of their respective assets are bound.

4.7   Regulatory Compliance.  Section 4.7 of the Disclosure
Letter lists: (a) each product manufactured, marketed, sold or licensed by the Company (the "Pharmaceutical Products") as of the date of this agreement; (b) (i) all Pharmaceutical Products that have been recalled, withdrawn or suspended by the Company (whether voluntarily or otherwise) since January 1, 1990, and all (ii) proceedings of which the Company is aware (whether completed or pending at any time since January 1, 1990) seeking the recall, withdrawal, suspension or seizure of any Pharmaceutical Product; (c) each of the Company's New Drug Applications ("NDAs"), Investigatory New Drug Applications ("INDAs") or Abbreviated New Drug Applications ("ANDAs"); (d) (i) all Form 483s, (ii) all EIRs,
(iii) all Notices of Adverse Findings and (iv) all warning or other letters from the United States Food and Drug
Administration (the "FDA") or Drug Enforcement Agency (the
"DEA") in which the FDA or DEA asserted that the operations of the Company may not be in compliance with applicable law and regulations, in each case received by the Company from the FDA or DEA since January 1, 1990 and the response of the Company to each such notice from the FDA or DEA; and (e) all Adverse
Reaction Reports filed by the Company with the FDA since January
1, 1990.

4.8   Employee Benefit Matters

(a) For purposes of this agreement, the term "Plan" refers to the following maintained by the Company, any of its subsidiaries or any entity that would be deemed a "single employer" with the Company under section 414(b), (c), (m) or (o) of the Code or section 4001 of the Employee Retirement Income Security Act of 1974 ("ERISA") (an "ERISA Affiliate") on behalf of any employee of the Company (whether current, former or retired) or their beneficiaries, any "employee benefit plan" (within the meaning of section 3(3) of ERISA), or any other plan, program, agreement or commitment, an employment, consulting or deferred compensation agreement, or an executive compensation, incentive bonus or other bonus, employee pension, profit-sharing, savings, retirement, stock option, stock purchase, severance pay, life, health, disability or accident insurance plan. Section 4.8(a) of the Disclosure Letter lists each Plan.

(b)     Neither the Company nor any of the ERISA
Affiliates nor any of their respective predecessors has ever contributed to or contributes to, or otherwise participated in or participates in any "multiemployer plan" (within the meaning of section 4001(a)(3) of ERISA or section 414(f) of the Code), any single employer pension plan (within the meaning of section 4001(a)(15) of ERISA) that is subject to sections 4063 and 4064 of ERISA or any plan that is subject to Title IV of ERISA or section 412 of the Code.

(c) The Company, each ERISA Affiliate, each Plan and each "plan sponsor" (within the meaning of section 3(16) of ERISA) of each "welfare benefit plan" (within the meaning of section 3(1) of ERISA) has complied in all respects with the requirements of section 4980B of the Code and Title I, Subtitle B, Part 6 of ERISA, except for a failure or failures to comply that, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

(d)     With respect to each of the Plans set forth in
section 4.08 of the Disclosure Letter:

(i)  each Plan intended to qualify under section
401(a) of the Code has been qualified since its inception and has received a determination letter from the IRS to the effect that the Plan is qualified under section 401 of the Code and any trust maintained pursuant thereto is exempt from federal income taxation under section 501 of the Code and nothing has occurred that would cause the loss of such qualification or exemption or the imposition of any material penalty or tax liability upon the Company or any of its subsidiaries; the Company or an ERISA Affiliate, as the case may be, has applied, or prior to the end of the remedial amendment period, as defined under Treasury Regulation section 1.401(b) and as modified by Internal Revenue Service pronouncements, will apply, for a determination letter from the Internal Revenue Service pursuant to Revenue Procedure 93-39, for each Plan intended to qualify under section 401(a) of the Code;

(ii) no event has occurred in connection with which the Company, any of its subsidiaries or any ERISA Affiliate could be subject to any material liability under ERISA, the Code or any other law, regulation or governmental order applicable to any Plan, including, without limitation, section 406, 409, 502(i) or 502(l) of ERISA, or section 4975 of the Code; and

(iii) each material Plan complies in all material respects with the applicable requirements of ERISA and the Code.

(e) The Company has furnished the Parent, with respect to each Plan:

(i) a copy of the annual report, if required by ERISA to be prepared, with respect to the Plan for each of the last two years, together with a copy of the financial statements for each Plan for each of the last two years, if required by ERISA to be prepared;

(ii)   a copy of the most recent Summary Plan
Description, together with each Summary of Material
Modifications thereto, required under ERISA with respect to the Plan, and, unless the Plan is embodied entirely in an insurance policy to which the Company or any of its subsidiaries is a party, a true and complete copy of the Plan; and

(iii) if the Plan is funded through a trust or any third party funding vehicle (other than an insurance policy), a copy of the trust or other funding agreement and the latest related financial statements, if any.

(f) Except as disclosed in section 4.8(f) of the Disclosure Letter or in the SEC Reports, neither the Company nor any of its subsidiaries has any announced plan or commitment to create any additional Plans or, except in the ordinary course of business in accordance with its customary practices or as required by law or as necessary to maintain tax-qualified status, to amend or modify any Plan.

(g) Except as disclosed in section 4.8(g) of the Disclosure Letter or in the SEC Reports, neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement.

(h) Except as disclosed in section 4.8(h) of the Disclosure Letter, the consummation of the transactions contemplated by this agreement will not give rise to any liability for severance pay, unemployment compensation, termination pay or withdrawal liability, or accelerate the time of payment or vesting or increase the amount of compensation or benefits due to any current, former, or retired employee or their beneficiaries solely by reason of such transactions. No amounts payable under any Plan will fail to be deductible for federal income tax purposes by virtue of section 280G of the Code.

(i) Except as disclosed in section 4.8(i) of the Disclosure Letter, neither the Company nor any ERISA Affiliate maintains, contributes to, or in any way provides for any benefits of any kind whatsoever (other than under section 4980B of the Code, the Federal Social Security Act or a plan qualified under section 401(a) of the Code) to any current or future retiree or terminee.

4.9 Litigation, etc. Except as set forth in section 4.9 of the Disclosure Letter or as disclosed in the SEC Reports, there is no claim, action, proceeding or governmental investigation pending or, to the knowledge of the Company, threatened against the Company, any of its subsidiaries or in respect of any Plan before any court or governmental or regulatory authority that, individually or in the aggregate, (a) could reasonably be expected to have a Material Adverse Effect or (b) has had or could reasonably be expected to have a material adverse effect on the ability of the Company to consummate the transactions contemplated by this agreement or in any manner challenges or seeks to prevent, enjoin or delay the Offer or Merger.

4.10   Tax Matters

(a) Except as set forth in section 4.10(a) of the Disclosure Letter or in the SEC Reports:

(i) All returns and reports relating to income, franchise and all material other Taxes (as defined in section 9.9) required to be filed with respect to each of the Company and its subsidiaries or any of their income, properties or operations have been duly filed in a timely manner (taking into account all extensions of due dates), and, to the knowledge of the Company, all information in such returns, declarations and reports is true, correct and complete in all material respects.
 All taxes attributable to each of the Company and its subsidiaries that were shown to be due and payable on such returns and reports have been paid.

(ii)    Adequate provisions in accordance with United
States generally accepted accounting principles consistently applied have been made in the consolidated financial statements included in the SEC Reports for the payment of all material Taxes for which any of the Company or its subsidiaries may be liable for the periods covered by those financial statements that were not yet due and payable as of the dates of those financial statements, regardless of whether the liability for those Taxes is disputed.

(iii) There is no claim or assessment pending or, to the knowledge of the Company, threatened against the Company or any of its subsidiaries for any alleged material deficiency in income, franchise or other Taxes attributable to the Company or any of its subsidiaries.

(iv) Each of the Company and its subsidiaries has satisfied in all material respects for all periods all applicable withholding Tax requirements (including, without limitation, income, social security and employment tax withholding for all types of compensation).

(v) No consent has been filed relating to the Company or any of its subsidiaries pursuant to section 341(f) of the Code.

(vi) There is no contract, agreement or intercompany account system under which the Company or any of its subsidiaries has, or may at any time in the future have, an obligation to contribute to the payment of any portion of a Tax (or pay any amount calculated with reference to any portion of a Tax) of any group of corporations of which the Company or its subsidiaries is or was a part.

(vii) The Company has furnished the Parent complete and accurate copies of all income and franchise Tax returns, and all related amendments, filed by or on behalf of the Company or any of its subsidiaries or any member of a group of corporations including the Company or any of its subsidiaries for the taxable years 1990 through 1993.

(b) Except as set forth in section 4.10(b) of the Disclosure Letter, there are no agreements in effect to extend the period of limitations for the assessment or collection of any income, franchise or material other Tax for which the Company or any of its subsidiaries may be liable.

4.11 Compliance with Law. Except as set forth in section 4.11 of the Disclosure Letter or in the SEC Reports, to the knowledge of the Company, neither the Company nor any of its subsidiaries is in conflict with, or in default or violation of, any law, rule, regulation, order, judgment or decree applicable to the Company or any subsidiary or by which any property or asset of the Company or any subsidiary is bound or affected, except where such conflicts, defaults or violations, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

4.12   Environmental Compliance

(a)     Except as set forth in section 4.12(a) of the Disclosure
Letter or in the SEC Reports, to the knowledge of the Company:

(i) the Company and each of its subsidiaries are in compliance with all applicable Environmental Laws, except where non-compliance, in the aggregate, could not reasonably be expected to have a Material Adverse Effect;

(ii) the Company and each of its subsidiaries possess all permits, licenses, approvals and other authorizations
("Authorizations") that are required with respect to their businesses, properties or assets under applicable
Environmental Laws, have timely filed applications for or complied with any applicable requirements for renewal of all such Authorizations and are in compliance with all terms and conditions of such Authorizations, except where the absence of such Authorizations or the failure to comply with any terms or conditions of such Authorizations, in the aggregate, could not reasonably be expected to have a Material Adverse Effect;

(iii) neither the Company nor any of its subsidiaries nor any predecessor in interest has been adjudged to have liability that has not been satisfied or has received written notice of any potential material liability under the Comprehensive Environmental Response, Compensation and
Liability Act of 1980 ("CERCLA") or under the federal
Resource Conservation and Recovery Act ("RCRA") or under any other Environmental Law that imposes remedial response or corrective action obligations, natural resource damages, remedial response obligations or corrective action obligations with respect to any property presently or previously owned, leased or operated by the Company or any of its subsidiaries, or with respect to any property not presently or previously owned, leased or operated by the Company or any of its subsidiaries at which the Company may have disposed or arranged for disposal of Hazardous
Substances; and

(iv) neither the Company nor any of its subsidiaries has any liability under any Environmental Law or is subject to any pending or threatened claim, litigation or unsatisfied judgment under any Environmental Law, except for such liabilities that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

(b)     For purposes of this agreement:

(i) "Environmental Laws" means the common law and all federal, state, local and foreign laws or regulations, and including codes, orders, decrees, judgments or injunctions issued, promulgated, approved or entered thereunder, now or previously in effect, relating to pollution or protection of human health and safety or the environment, including laws relating to:

(1)     the emission, discharge, release or
threatened release into the environment of any Hazardous Substance;
(2)     the manufacture, processing,
distribution, labeling, reporting, use,
generation, treatment, storage, re-use,
recycling, disposal, transport or handling of Hazardous Substances;
(3)     underground storage tanks and
related piping and emissions, discharges, releases or threatened releases therefrom; or
(4)     exposure of persons, including
employees, to any Hazardous Substance; and


(ii) "Hazardous Substance" means any substance subject to the OSHA Hazard Communication Rule, or any similar applicable state law or regulation, any substance defined as a hazardous substance under CERCLA or any substance listed as a hazardous waste under RCRA, and including, to the extent not encompassed within the foregoing, polychlorinated biphenyls, asbestos containing materials and petroleum, including crude oil or any fraction thereof.

4.13 Delaware Takeover Statute Inapplicable. The board of directors of the Company has approved the transactions contemplated by this agreement and the stockholders agreement dated this date among the Parent and certain stockholders of the Company upon the terms specified in this agreement and in that agreement, which will result in each of the Parent and Sub becoming an "interested stockholder", within the meaning of section 203(a)(1) of the DGCL.

4.14   Required Vote of Company Stockholders.  Unless the
Merger is consummated in accordance with section 253 of the DGCL as contemplated by section 2.9, the only vote of the stockholders of the Company required to approve and adopt the plan of merger in this agreement and approve the Merger is the affirmative vote of the holders of not less than a majority of the outstanding Shares. No other vote of the stockholders of the Company is required by law, the certificate of incorporation or the by-laws of the Company or otherwise to adopt the agreement of merger in this agreement and approve the Merger.

4.15 Brokers. No broker, finder or other investment banker (other than Bear, Stearns & Co. Inc.) is entitled to receive any brokerage, finder's or other fee or commission in connection with this agreement or the transactions contemplated by this agreement based upon agreements made by or on behalf of the Company.

5.      Representations and Warranties of the Parent and Sub.
The Parent and Sub represent and warrant to the Company as follows:

5.1 Organization. Each of the Parent and Sub is a duly organized and validly existing corporation in good standing under the law of the state of Delaware, with all requisite corporate power and authority to own its properties and conduct its business. All the issued and outstanding capital stock of the Sub is owned directly by the Parent.

5.2 Authority for this Agreement. Each of the Parent and Sub has full corporate power and authority to execute and deliver this agreement and to consummate the transactions contemplated by this agreement. The execution and delivery of this agreement by the Parent and Sub and the consummation by the Parent and Sub of the transactions contemplated by this agreement have been duly and validly authorized by the board of directors and stockholders of the Parent and Sub and no other corporate proceedings on the part of the Parent or Sub are necessary to authorize this agreement, or to commence the Offer or to consummate the transactions contemplated by this agreement (including the Offer). This agreement has been duly and validly executed and delivered by the Parent and Sub and, assuming this agreement constitutes a valid and binding obligation of the Company, this agreement constitutes the valid and binding agreement of each of the Parent and Sub, enforceable against each of the Parent and Sub in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency and similar laws affecting creditors rights generally and subject to general principles of equity (whether considered in a proceeding in equity or at law).

5.3 Consents and Approvals; No Violation. Neither the execution and delivery of this agreement by the Parent or Sub nor the consummation of the transactions contemplated by this agreement will (a) conflict with or result in a breach of any provision of the certificate of incorporation or by-laws of the Parent, the Sub or any of their subsidiaries; (b) require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, except
(i) in connection with the HSR Act, (ii) pursuant to the Exchange Act, (iii) the filing of a certificate of merger pursuant to the DGCL, (iv) any applicable filings under state securities, or "Blue Sky", laws or state anti-takeover laws, (v) consents, approvals, authorizations or filings under laws of jurisdictions outside the United States, or (vi) filings with the NJDEP pursuant to ISRA; (c) result in a default (or give rise to any right of termination, cancellation or acceleration) under any of the terms, conditions or provisions of any note, license, agreement or other instrument or obligation to which the Parent or Sub is a party or by which any of its assets may be bound, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained or that would not materially and adversely affect the ability of the Parent or Sub to consummate the transactions contemplated by this agreement; or (d) violate any order, writ, injunction, decree, statute, rule or regulation applicable to the Parent, the Sub or any of their respective assets, except for violations that would not materially adversely affect the ability of the Parent or Sub to consummate the transactions contemplated by this agreement.

5.4 Financing. The Parent has furnished the Company a true and correct copy of the written commitment letter dated June 6, 1995 of Chemical Bank with respect to financing to purchase Shares pursuant to the Offer and Merger and to pay related fees and expenses, which agreement is in full force and effect as of the date of this agreement. Subject to the terms and conditions of this agreement, the Parent agrees to provide Sub access to funds to the extent necessary to enable the Parent and Sub to satisfy their obligations to purchase the Shares under the Offer and Merger.

5.5 Interim Operations of Sub. The Sub was formed solely for the purpose of engaging in the transactions contemplated by this agreement, and has not engaged in any business activities or conducted any operations other than in connection with the transactions contemplated by this agreement.

5.6 FDA Matters. Neither the Parent, its subsidiaries, affiliates nor their respective officers, employees or agents has been convicted of any crime or engaged in any conduct for which debarment is mandated by 21 U.S.C. Section 335a(a) or authorized by 21 U.S.C. Section 335a(b).

5.7 Brokers. No broker, finder or other investment banker (other than Tanner & Co., Inc.) is entitled to any brokerage, finder's or other similar fee or commission in connection with this agreement or the transactions contemplated by this agreement based upon agreements made by or on behalf of the Parent or Sub.

6.      Covenants

6.1 Conduct of Business of the Company. Except as contemplated by this agreement, from the date of this agreement to the Control Date, the Company shall, and shall cause its subsidiaries to, conduct its and their operations in the ordinary course and consistent with past practice and use all reasonable efforts to preserve intact their business organizations and to maintain existing relationships with those having significant business relationships with them. Without limiting the foregoing and except as contemplated by this agreement, during the period specified in the preceding sentence, the Company shall not, and shall not permit any of its subsidiaries to, without the prior written consent of the Parent (not to be unreasonably withheld), (a) except for issuances of capital stock of the Company's subsidiaries to the Company or to a wholly-owned subsidiary of the Company, issue, sell or pledge, or authorize or propose the issuance, sale or pledge of (i) additional shares of capital stock of any class (including the Shares) or any other ownership interest in any of its subsidiaries, or securities convertible into or exchangeable for any such shares or ownership interest or any rights, warrants or options to acquire or with respect to any such shares of capital stock, ownership interest or other convertible or exchangeable securities, or grant or accelerate any right to convert or exchange any securities for any such shares (including the Shares) or ownership interest, other than Shares issuable upon exercise of the Options, or (ii) any other securities in respect of, in lieu of or in substitution for Shares outstanding on the date of this agreement; (b) otherwise acquire or redeem, directly or indirectly, any of its outstanding securities (including the Shares); (c) split, combine or reclassify its capital stock or declare, set aside, make or pay any dividend or distribution (whether in cash, stock or property) on any shares of capital stock of the Company or any of its subsidiaries (other than cash dividends paid to the Company by its wholly-owned subsidiaries); (d) make any acquisition, by means of a merger or otherwise, of assets or securities, or any sale, lease, encumbrance or other disposition of assets or securities, in each case other than in the ordinary course of business and in circumstances not requiring approval of its board of directors; (e) incur or assume any debt for borrowed money (other than short-term debt pursuant to existing credit facilities); (f) assume, guarantee, endorse or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other person (except wholly-owned subsidiaries of the Company), except in the ordinary course of business; (g) make any loans, advances or capital contributions to, or investments in, any other person (except wholly-owned subsidiaries of the Company), in each case other than in the ordinary course of business; (h) change any of the accounting principles or practices used by it or any of its subsidiaries, except as required by the SEC or by United States generally accepted accounting principles; (i) make any tax election not required by law or settle or compromise any federal, state or local income tax liability, in each case that is material to the Company and its subsidiaries taken as a whole; (j) adopt any amendments to its certificate of incorporation or by-laws; (k) grant any stock related or performance awards; (l) forgive any loans to employees, officers or directors of more than $10,000 with respect to any particular individual; (m) enter into any new employment, severance, consulting or salary continuation agreements with any officers, directors or employees other than as contemplated by this agreement; (n) adopt, amend or terminate any material employee benefit plan, except in the ordinary course of business or as required by law or as necessary to maintain tax qualified status; or (o) agree in writing or otherwise to take any of the foregoing actions or any action that would make any representation or warranty in this agreement untrue or incorrect in any material respect as of the date when made or as of a future date or otherwise would result in any of the conditions set forth in exhibit A not being satisfied.

6.2       No Solicitation

(a) Until the termination of this agreement, the Company shall not, and shall not permit any of its subsidiaries, or any of its or their officers, directors, employees, representatives, agents or affiliates (including, without limitation, any investment banker, attorney or accountant retained by the Company or any of its subsidiaries), to, directly or indirectly, initiate, solicit or knowingly encourage (including by way of furnishing non-public information or assistance), or take any other action knowingly to facilitate, any inquiries or the making of any proposal that constitutes, or may reasonably be expected to lead to, an Acquisition Proposal
(as defined below), or enter into or maintain or continue discussions or negotiate with any person or entity in furtherance of such inquiries or to obtain an Acquisition
Proposal or agree to or endorse any Acquisition Proposal, or authorize or permit any of its or their officers, directors or employees or any of its subsidiaries or any investment banker, financial advisor, attorney, accountant or other representative retained by it or any of its subsidiaries to take any such action; provided, however, that nothing in this agreement shall prohibit the board of directors of the Company from furnishing information to, or entering into, maintaining or continuing discussions or negotiations with, any person or entity that (a) has made inquiries or proposals prior to the date of this agreement regarding an Acquisition Proposal or (b) makes an unsolicited Acquisition Proposal, if the board of directors of the Company, after consultation with and based upon the advice of independent legal counsel (who may be the Company's regularly engaged independent legal counsel), determines in good faith that such action is necessary for the board of directors of the Company to comply with its fiduciary duties to stockholders under applicable law and, prior to taking such action, the Company (i) provides reasonable notice to the Parent to the effect that it is taking such action (unless the board of directors of the Company determines in good faith after consultation with and based upon the advice of independent legal counsel that giving such notice would breach the fiduciary duties of the board in connection with an Acquisition Proposal that is more favorable to the stockholders of the Company than the Offer and the Merger
(a "Superior Proposal")) and (ii) receives from such person or entity an executed confidentiality agreement in reasonably customary form. The Company shall use reasonable efforts to keep the Parent informed of the status of any such Acquisition Proposal (unless the board of directors of the Company determines in good faith after consultation with and based upon the advice of independent legal counsel that keeping the Parent so informed would breach the fiduciary duties of the board in connection with a Superior Proposal). For purposes of this agreement, "Acquisition Proposal" means an inquiry, offer or proposal regarding any of the following (other than the transactions contemplated by this agreement with the Parent or
Sub) involving the Company or any of its subsidiaries: (w) any merger, consolidation, share exchange, recapitalization, business combination or other similar transaction; (x) any sale, lease, exchange, mortgage, pledge, transfer or other disposition of all or substantially all the assets of the Company and its subsidiaries, taken as a whole, in a single transaction or series of related transactions; (y) any tender offer or exchange offer for 20 percent or more of the outstanding shares of capital stock of the Company or the filing of a registration statement under the Securities Act of 1933 in connection therewith; or (z) any public announcement of a proposal, plan or intention to do any of the foregoing or any agreement to engage in any of the foregoing.

(b) Except as set forth in this section 6.2(b), the board of directors of the Company shall not (i) withdraw or modify, or propose to withdraw or modify, in a manner adverse to the Parent or the Sub, the approval or recommendation by the board of directors of the Offer, this agreement or the Merger,
(ii) approve or recommend, or propose to approve or recommend, any Acquisition Proposal or (iii) cause the Company to enter into any agreement with respect to any Acquisition Proposal. Notwithstanding the foregoing, in the event that prior to the time of acceptance for payment of Shares in the Offer the board of directors of the Company determines in good faith, after consultation with and based upon the advice of independent legal counsel, that it is necessary to do so in order to comply with its fiduciary duties to the Company's stockholders under applicable law, the board of directors of the Company may withdraw or modify its approval or recommendation of the Offer, this agreement and the Merger, approve or recommend a Superior Proposal or cause the Company to enter into an agreement with respect to a Superior Proposal. The Company shall provide reasonable notice to the Parent or the Sub to the effect that it is taking such action. If the Company proposes to enter into an agreement with respect to any Superior Proposal, it shall concurrently with proposing such an agreement pay, or cause to be paid, to the Parent the fee provided for in section 6.10.

6.3   Access to Information

(a) Subject to any limitations imposed by applicable law, between the date of this agreement and the Control Date, the Company shall (i) give the Parent and Sub and their authorized representatives all reasonable access (during regular business hours upon reasonable notice) to all employees, plants, offices, warehouses and other facilities and to all books and records
(including, without limitation, tax returns) of the Company and its subsidiaries and cause the Company's and its subsidiaries' independent accountants to provide access to their work papers and such other information as the Parent or Sub may reasonably request, (ii) permit the Parent and Sub to make such inspections as they may reasonably require and (iii) cause its officers and those of its subsidiaries to furnish the Parent and Sub with such financial and operating data and other information with respect to the business, properties and personnel of the Company and its subsidiaries as the Parent or Sub may from time to time reasonably request.

(b) All information obtained by the Parent or Sub pursuant to this section 6.3 shall constitute Evaluation
Material and shall be subject to the provisions of the letter agreement dated May 15, 1995 between the Parent and the Company
(the "Confidentiality Agreement") relating to the confidential treatment of Evaluation Material (as defined in the Confidentiality Agreement).

6.4 Reasonable Efforts. Subject to the terms of this agreement and the fiduciary duties of the board of directors of the Company under applicable law as advised by independent legal counsel, each of the parties agrees to use all reasonable efforts to take, or cause to be taken, all appropriate action, and to do, or cause to be done, all things necessary, proper or advisable under applicable law to consummate and make effective, in the most expeditious manner practicable, the transactions contemplated by this agreement. Without limiting the foregoing,
(a) the Company and its board of directors shall use all reasonable efforts promptly to make any required submissions under the HSR Act that the Company and Parent determine should be made, in each case with respect to the Offer, the Merger and the transactions contemplated by this agreement, and (b) the parties shall cooperate with one another (i) in promptly determining whether any filings are required to be or should be made or consents, approvals, permits or authorizations are required to be or should be obtained under any other federal, state or foreign law or regulation or whether any consents, approvals or waivers are required to be or should be obtained from other parties to loan agreements or other contracts or instruments material to the Company's business in connection with the consummation of the Offer, the Merger and the transactions contemplated by this agreement, and (ii) in promptly making any such filings, furnishing information required in connection with such filings and seeking to obtain timely any such consents, permits, authorizations, approvals or waivers.

6.5   Indemnification; Directors' and Officers' Insurance

(a) The Parent and Sub agree that all rights to indemnification or exculpation now existing in favor of the directors, officers, employees and agents of the Company and its subsidiaries as provided in their respective charters or by-laws or otherwise in effect as of the date of this agreement with respect to matters occurring prior to the Effective Time shall survive the Merger and shall continue in full force and effect.
 To the maximum extent permitted by the DGCL, such indemnification shall be mandatory rather than permissive and the Surviving Corporation shall advance expenses in connection with such indemnification. The by-laws of the Surviving Corporation shall contain provisions substantially similar to the provisions with respect to indemnification and insurance set forth in Article ELEVENTH of the Company's restated certificate of incorporation, as amended, which provisions shall not be amended in any manner that would adversely affect the rights under those by-laws of the Company's employees, agents, directors or officers for acts or omissions on or prior to the Effective Time, except if such amendment is required by law.

(b) In addition to the rights provided for in section 6.5(a), and not in limitation of those rights, the Parent shall cause the Surviving Corporation to indemnify, defend and hold harmless each present and former director and officer, employee and agent of the Company and its subsidiaries ("Indemnified Parties") to the fullest extent permitted by law for all claims, losses, damages, liabilities, costs, judgments and amounts paid in settlement, including advancement of expenses (including attorneys' fees) as incurred in respect of any threatened, pending or contemplated claim, action, suit or proceeding, whether criminal, civil, administrative or investigative, including, without limitation, any action by or on behalf of any or all security holders of the Company or by or in the right of the Company or the Surviving Corporation, or investigation relating to any action or omission by such party in its capacity as such (including service to any other entity, plan, trust or the like at the Company's request) occurring on or prior to the Effective Time (including, without limitation, any that arise out of or relate to the transactions contemplated by this agreement).

(c) The Parent shall cause the Surviving Corporation to maintain in effect for not fewer than six years from the Effective Time the policies of directors' and officers' liability insurance most recently maintained by the Company (provided that the Surviving Corporation may substitute therefor policies with reputable and financially sound carriers of at least the same coverage and containing terms and conditions no less advantageous, as long as such substitution does not result in gaps or lapses in coverage) with respect to claims arising from or related to matters occurring prior to the Effective Time; provided, however, that in no event shall the Surviving Corporation be required to expend more than an amount per year equal to 200% of the current annual premiums paid by the Company (the "Premium Amount") to maintain or procure insurance coverage pursuant to this section 6.5(c); and further provided that, if the Surviving Corporation is unable to obtain the insurance called for by this section 6.5(c), the Surviving Corporation shall obtain as much comparable insurance as is available for the Premium Amount per year. The Parent shall cause the Surviving Corporation to pay all expenses (including reasonable attorneys' fees) that may reasonably be incurred by the Indemnified Party in successfully enforcing the rights to which the Indemnified Party is entitled under this agreement or the Surviving Corporation's by-laws or is otherwise entitled. The Parent agrees that, should the Surviving Corporation fail to comply with the foregoing obligations, the Parent shall be responsible for those obligations.

(d) In the event the Surviving Corporation or Parent or any of their successors or assigns (i) consolidates with or merges into any other person and shall not be the continuing or surviving corporation or entity of such consolidation or merger or (ii) transfers all or substantially all of its properties and assets to any person, then, and in each such case, proper provisions shall be made so that the successors and assigns of the Surviving Corporation or Parent shall assume its obligations set forth in this section 6.5.

(e) The provisions of this section 6.5 are intended to be for the benefit of, and shall be enforceable by, each Indemnified Party, his or her heirs and his or her personal representatives.

6.6 State Takeover Statutes. The Company shall, upon the request and at the expense of the Parent, take all reasonable steps to assist in any challenge by the Parent or the Sub to the validity, or applicability to the Offer or Merger, of any state takeover law.

6.7 Proxy Statement. Unless the Merger is consummated in accordance with section 253 of the DGCL as contemplated by section 2.9, the Company shall prepare and file with the SEC, and in consultation with the Parent and Sub, as soon as practicable after the consummation of the Offer, a preliminary proxy or information statement (the "Preliminary Proxy Statement") relating to the Merger in accordance with the Exchange Act and the rules and regulations under the Exchange Act, with respect to the transactions contemplated by this agreement. The Company, the Parent and the Sub shall cooperate with each other in the preparation of the Preliminary Proxy Statement. The Company shall use all reasonable efforts to respond promptly to any comments made by the SEC with respect to the Preliminary Proxy Statement, and to cause the Proxy Statement to be mailed to the Company's stockholders at the earliest practicable date.

6.8 Notification of Certain Matters. The Company shall give prompt notice to the Parent and Sub, and the Parent or Sub, as the case may be, shall give prompt notice to the Company, of (a) the occurrence or non-occurrence of any event the occurrence, or non-occurrence of which is likely to cause any representation or warranty of that party in this agreement to be untrue or inaccurate in any material respect at or prior to the Effective Time and (b) any failure of that party to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it under this agreement; provided, however, that the delivery of any notice pursuant to this section 6.8 shall not limit or otherwise affect the remedies available under this agreement to any of the parties receiving such notice.

6.9 Compliance with ISRA. The Company has complied or shall comply with all obligations imposed by the New Jersey Industrial Site Recovery Act ("ISRA"), all regulations promulgated under ISRA and all directives, orders and requirements of the New Jersey Department of Environmental Protection ("NJDEP") issued under ISRA and resulting from this agreement.

6.10   Fees and Expenses

(a) Whether or not the Merger is consummated and except as otherwise provided in this section 6.10, all costs and expenses incurred in connection with this agreement and the transactions contemplated by this agreement shall be paid by the party incurring the expense.

(b) The Company agrees to pay the Parent a fee in immediately available funds equal to $6,000,000 upon the termination of this agreement by the Parent pursuant to Section
8.1(f) or by the Company pursuant to Section 8.1(g).

6.11 Employee Benefits. The Parent and Sub agree that, for a period of at least two years following the Effective Time, the Surviving Corporation shall maintain benefit plans for the employees of the Company and its subsidiaries with terms that, in the aggregate, are substantially equivalent or better than those in the benefit plans now in place for such employees, to the extent permitted under laws and regulations in force from time to time; to the extent appropriate to carry out the foregoing, the Parent agrees that, following the Effective Time, employees of the Surviving Corporation shall be eligible to participate in the Parent's various compensation plans on a basis comparable to that of similarly situated employees of the Parent and its subsidiaries.

7. Conditions to Consummation of the Merger. The obligation of each party to effect the Merger is subject to the satisfaction or waiver, where permissible, prior to the proposed Effective Time, of the following conditions:

(a)     unless the Merger is consummated pursuant to
section 253 of the DGCL as contemplated by section 2.9, the agreement of merger in this agreement shall have been approved and adopted by the affirmative vote of the stockholders of the Company required by and in accordance with applicable law;

(b) all necessary waiting periods under the HSR Act applicable to the Merger shall have expired or been terminated;

(c) no statute, rule, regulation, executive order, decree or injunction shall have been enacted, entered, promulgated or enforced by any court or governmental authority against the Parent, the Sub or the Company and be in effect that prohibits or restricts the consummation of the Merger or makes such consummation illegal (each party agreeing to use all reasonable efforts to have such prohibition lifted); and

(d) the Parent or the Sub, as applicable, shall have accepted for purchase and paid for the Shares tendered and not withdrawn pursuant to the Offer; provided, however, that this condition shall be deemed satisfied with respect to the Parent and Sub, if the Parent or the Sub, as applicable, shall have failed to purchase Shares pursuant to the Offer in violation of this agreement or the terms of the Offer.

8.      Termination; Amendment; Waiver

8.1 Termination. This agreement may be terminated and the Merger abandoned at any time, notwithstanding approval of the Merger by the stockholders of the Company, but prior to the Effective Time:

(a) by mutual written consent of the boards of directors of the Company and Parent, subject, in the case of the Company, to section 1.4(b);

(b) by the Parent or Company, if, without any material breach by such terminating party of its obligations under this agreement, the purchase of Shares pursuant to the Offer shall not have occurred on or before November 30, 1995;

(c) by the Parent or the Company, if the Offer expires or is terminated or withdrawn pursuant to its terms without any Shares being purchased in accordance with section 1.1(b); provided, however, that the Parent may not terminate this agreement pursuant to this section 8.1(c), if the Parent's termination of, or its or the Sub's failure to accept for payment or pay for any Shares tendered pursuant to, the Offer does not follow the occurrence, or failure to occur, as the case may be, of any condition set forth in exhibit A or is otherwise in violation of the terms of the Offer or this agreement;

(d) by the Parent or the Company, if any court of competent jurisdiction shall have issued an order (other than a temporary restraining order), decree or ruling or taken any other action restraining, enjoining or otherwise prohibiting the purchase of Shares pursuant to the Offer or the Merger; provided, however, that the party seeking to terminate this agreement shall have used its reasonable best efforts, subject to section 6.4, to remove or lift such order, decree or ruling;;

(e) by the Company, if the Offer has not been timely commenced in accordance with section 1.1;

(f) by the Parent, if the board of directors of the Company shall withdraw, modify or change its recommendation or approval in respect of this agreement or the Offer in a manner adverse to the Parent or the board of directors of the Company shall have approved or recommended any proposal other than by the Parent or Sub in respect of an Acquisition Proposal;

(g)     assuming the Company shall not have contravened
section 6.2, by the Company, to allow the Company to enter into an agreement in respect of an Acquisition Proposal; and

(h) prior to the consummation of the Offer, by the Company, if any of the representations or warranties of the Parent or Sub in this agreement were untrue or incorrect in any material respect when made or have since become, and at the time of termination remain, untrue or incorrect in any material respect, or the Parent or Sub shall have breached or failed to comply in any material respect with any of its obligations under this agreement, or any other events or circumstances have occurred that render the conditions set forth in section 7, as applicable to the Company's obligation to effect the Merger, not able to be satisfied on or before November 30, 1995.

8.2 Effect of Termination. If this agreement is terminated and the Merger abandoned pursuant to section 8.1, this agreement, except for sections 6.3(b) and 6.10 and (to the extent applicable to the foregoing sections), section 9, shall forthwith become void and have no effect, without any liability on the part of any party or its directors, officers or stockholders. Nothing in this section 8.2 shall relieve any party of liability for breach of this agreement.

8.3 Amendment. To the extent permitted by applicable law, this agreement may be amended by action by or on behalf of the boards of directors of the Company, the Parent and the Sub, subject, in the case of the Company, to section 1.4(b), at any time before or after adoption of this agreement by the stockholders of the Company, but, after any such stockholder approval, no amendment shall be made that decreases the Merger Consideration or adversely affects the rights of the Company's stockholders under this agreement, without the approval of the stockholders of the Company. This agreement may not be amended, except by an instrument in writing signed on behalf of all the parties.

8.4 Extension; Waiver. At any time prior to the Effective Time, the parties, by action by or on behalf of the boards of directors of the Company, the Parent and the Sub, subject, in the case of the Company, to section 1.4(b), may (a) extend the time for the performance of any of the obligations or other acts of the other parties in this agreement, (b) waive any inaccuracies in the representations and warranties by any other party or in any document, certificate or writing delivered pursuant to this agreement by any other party or (c) waive compliance with any of the agreements or conditions in this agreement. Any agreement by any party to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of that party.

9.      Miscellaneous

9.1 Representations and Warranties. The representations and warranties in sections 4 and 5 shall not survive beyond the Effective Time.

9.2 Enforcement of the Agreement. The parties agree that irreparable damage would occur in the event that any of the provisions of this agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction to prevent breaches of this agreement and to enforce specifically the terms and provisions of this agreement in any federal or state court located in the state of Delaware (as to which the parties agree to submit to jurisdiction for the purposes of such action), this being in addition to any other remedy to which they are entitled at law or in equity.

9.3 Validity. The invalidity or unenforceability of any provision of this agreement shall not affect the validity or enforceability of any other provision of this agreement, which shall remain in full force and effect, unless the invalidity or unenforceability of such provision would (a) result in such a material change to this agreement as to be unreasonable, or (b) materially or adversely frustrate the obligations of the parties in this agreement as originally written.

9.4 Notices. All notices, requests, claims, demands and other communications under this agreement shall be in writing and shall be deemed to have been duly given when delivered in person, by facsimile transmission with confirmation of receipt, or by registered or certified mail (postage prepaid, return receipt requested) to the respective parties as follows:
if to the Parent or Sub:
	Schein Pharmaceutical, Inc.
	100 Campus Drive
	Florham Park, New Jersey 07932
	Telecopier: (201) 593-5820
	Attention:  Mr. Martin Sperber, Chairman
		    and Chief Executive Officer

	with a copy to:
	Proskauer Rose Goetz & Mendelsohn LLP
	1585 Broadway
	New York, New York 10036
	Telecopier: (212) 969-2900
	Attention:  Richard L. Goldberg, Esq.

	if to the Company:

	Marsam Pharmaceuticals Inc.
	Building 31
	Olney Avenue
	Cherry Hill, New Jersey  08003
	Telecopier: (609) 751-8784
	Attention:  President

	with copies to:
	Weil, Gotshal & Manges
	767 Fifth Avenue
	New York, New York 10006
	Telecopier:  (212) 310-8774
	Attention: Dennis J. Block, Esq.
		and
	Duane, Morris & Heckscher
	4200 One Liberty Place
	Philadelphia, Pennsylvania 19103-7396 Telecopier:
	(215) 979-1213 Attention:  Frederick W. Dreher, Esq.


or to such other address as the person to whom notice is given may have previously furnished to the others in writing in the manner set forth above (provided that notice of any change of address shall be effective only upon receipt of notice of the change).

9.5 Governing Law. This agreement shall be governed by and construed in accordance with the law of the state of Delaware, regardless of the law that might otherwise govern under principles of conflicts of laws applicable thereto.

9.6 Headings. The headings in this agreement are for convenience of reference only and are not intended to be part of or to affect the meaning or interpretation of this agreement.

9.7 Parties in Interest. This agreement shall be binding upon and inure solely to the benefit of each party to this agreement, and nothing in this agreement, express or implied, is intended to confer upon any other person any rights or remedies of any nature under or by reason of this agreement, except for section 6.5 (which is intended to be for the benefit of the persons referred to in that section, and may be enforced by such persons).

9.8 Counterparts. This agreement may be executed in counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement.

9.9   Certain Definitions.

(a) "Material Adverse Effect" means any adverse change in the business or financial condition of the Company or its subsidiaries that is material to the Company and its subsidiaries taken as a whole.

(b) A "subsidiary" of any entity is another entity a majority of the outstanding voting securities of which are beneficially owned by the first entity.

(c) "Tax" means all taxes or similar governmental charges, duties, imposts or levies (including, without limitation, income taxes, franchise taxes, gross receipt taxes, occupation taxes, real and personal property taxes, transfer taxes or fees, stamp taxes, sales taxes, use taxes, excise taxes, ad valorem taxes, withholding taxes, employee withholding taxes, worker's compensation, payroll taxes, unemployment insurance, social security, minimum taxes, customs duties or windfall profits taxes), together with any related liabilities, penalties, fines, additions to tax or interest, imposed by any country, any state, county, provincial or local government or any subdivision or agency of any of the foregoing.

9.10 Press Releases. The Parent, the Sub and the Company shall consult with each other before issuing any press release or otherwise making any public statement with respect to the transactions contemplated by this agreement, and shall not issue any such press release or make any such public statement prior to such consultation, except as may be required by law or by obligations pursuant to any agreement with NASDAQ/NMS.

9.11 Entire Agreement. Except for the Confidentiality Agreement and the Disclosure Letter, this agreement constitutes the entire agreement among the parties with respect to its subject matter and supersedes all other prior agreements and understandings, both written and oral, among the parties with respect to that subject matter.
			SCHEIN PHARMACEUTICAL, INC.
			By:    /s/ Martin Sperber
			Name:   Martin Sperber
			Title:  Chairman & CEO
			SM ACQUIRING CO., INC.
			By:    /s/ Martin Sperber
			Name:   Martin Sperber
			Title:  Chairman & CEO
			MARSAM PHARMACEUTICALS INC.
			By:    /s/ Marvin Samson
			Name:  Marvin Samson
			Title: Director and Principal
			       Executive Officer
	EXHIBIT A
	CONDITIONS TO THE OFFER


		Notwithstanding any other provision of the Offer, the Sub shall not be required to accept for payment or, subject to any applicable rules and regulations of the SEC, including Rule 14e-1(c) under the Exchange Act, to pay for any Shares tendered, and may postpone the acceptance for payment or, subject to the restriction referred to above, payment for any Shares tendered, and, subject to the provisions of the Merger Agreement, may terminate the Offer (whether or not any Shares have theretofore been purchased or paid for), if, (1) there have not been validly tendered and not withdrawn prior to the time the Offer shall otherwise expire a number of Shares that constitutes a majority of the Shares outstanding on a fully-diluted basis on the date of purchase ("on a fully-diluted basis" meaning, as of any date, the number of Shares outstanding, together with Shares the Company is then required to issue pursuant to obligations outstanding at that date under employee stock option or other benefit plans or otherwise), (2) any applicable waiting periods under the HSR Act shall not have expired or been terminated prior to the expiration of the Offer or (3) at any time before acceptance for payment of, or payment for, such Shares, any of the following events shall occur or be deemed to have occurred:

(A). there shall be pending by any governmental entity any suit, action or proceeding (1) challenging the acquisition by the Parent or Sub of any Shares under the Offer or seeking to restrain or prohibit the making or consummation of the Offer or Merger, (2) seeking to prohibit or materially limit the ownership or operation by the Company, the Parent or any of their respective subsidiaries of a material portion of the business or assets of the Company and its subsidiaries, taken as a whole, or the Parent and its subsidiaries, taken as a whole, or to compel the Company or the Parent to dispose of or hold separate any material portion of the business or assets of the Company and its subsidiaries, taken as a whole, or the Parent and its subsidiaries, taken as a whole, as a result of the Offer or any of the other transactions contemplated by this agreement, (3) seeking to impose material limitations on the ability of the Parent or Sub to acquire or hold, or exercise full rights of ownership of, any Shares accepted for payment pursuant to the Offer, including, without limitation, the right to vote such Shares on all matters properly presented to the stockholders of the Company, or (4) seeking to prohibit the Parent or any of its subsidiaries from effectively controlling in any material respect any material portion of the business or operations of the Company and its subsidiaries; or

(B). any governmental entity or federal or state court of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, executive order, decree, injunction or other order that is in effect and that (1) materially restricts, prevents or prohibits consummation of the Offer, the Merger or any material transaction contemplated by the Merger
Agreement, (2) prohibits or limits materially the ownership or operation by the Company, the Parent or any of their subsidiaries of all or any material portion of the business or assets of the Company and its subsidiaries taken as a whole, or compels the Company, the Parent or any of their subsidiaries to dispose of or hold separate all or any material portion of the business or assets of the Company and its subsidiaries taken as a whole, (3) imposes material limitations on the ability of the Parent or any of its subsidiaries to exercise effectively full rights of ownership of any Shares, including, without limitation, the right to vote any Shares acquired by the Sub pursuant to the Offer or otherwise on all matters properly presented to the Company's stockholders, including, without limitation, the approval and adoption of the Merger Agreement and the transactions contemplated by the Merger Agreement, or (4) requires divestitures by the Parent, the Sub or any other affiliate of the Parent of any Shares; provided that the Parent shall have used all reasonable efforts to cause any such decree, judgment, injunction or other order to be vacated or lifted; or

(c). the representations and warranties of the Company in the Merger Agreement were untrue or incorrect in any material respect when made or (except for those that address matters as of a specific date and except for changes specifically permitted by the Merger Agreement) thereafter become and remain untrue or incorrect in any material respect; or

(D). the Company shall have breached or failed to comply in any material respect with any of its obligations under the Merger Agreement and, with respect to any such breach or failure that can be remedied, the breach or failure is not remedied within 10 business days after the Parent has furnished the Company written notice of such breach or failure; or

(E). the Merger Agreement shall have been terminated in accordance with its terms; or

(F). the board of directors of the Company shall have withdrawn or materially modified or changed (including by amendment of the Schedule 14D-9) in a manner adverse to the Sub its recommendation of the Offer, the Merger Agreement or the Merger, or the board of directors of the Company shall have approved or recommended an Acquisition Proposal; or

(G). it shall have been publicly disclosed or the Sub shall have otherwise learned that, except as contemplated by the stockholders agreement dated July 28, 1995 among the Parent and certain stockholders of the Company, any person or "group" (as defined in section 13(d)(3) of the Exchange Act), other than the Parent or its affiliates or any group of which any of them is a member, shall have acquired beneficial ownership (determined pursuant to Rule 13d-3 under the Exchange Act) of more than 25 percent of the Shares, through the acquisition of stock, the formation of a group or otherwise, or shall have been granted an option, right or warrant, conditional or otherwise, to acquire beneficial ownership of more than 25 percent of the Shares; or

(H). there shall have occurred and continued for at least three business days (1) any general suspension of, or limitation on prices for, trading in securities on any national securities exchange or in the over-the-counter market in the United States,
(2) the declaration of any banking moratorium or any suspension of payments in respect of banks, or any limitation (whether or not mandatory) by any governmental entity on, or other event materially adversely affecting, the extension of credit by lending institutions in the United States or (3) in the case of any of the foregoing existing at the time of the commencement of the Offer, a material acceleration or worsening thereof; or

(I). for each real property owned or operated by the Company or any of its subsidiaries located in the state of New Jersey, the Company shall not have complied with the obligations imposed by ISRA by either: (1) securing and providing a copy to the Parent and Sub of a letter of nonapplicability, (2) securing and providing a copy to the Parent and Sub of a written approval by NJDEP of a negative declaration submitted by the Company, (3) securing and providing a copy to the Parent and Sub of a no further action letter from NJDEP, (4) filing a De Minimus Quantity Exemption Affidavit and providing the Parent and Sub with a copy evidencing the filing, (5) securing and providing a copy to the Parent and Sub of a letter of authorization from NJDEP for the transfer of ownership or (6) securing written approval by NJDEP of a Remediation Agreement and providing a copy to the Parent and Sub; which, in the judgment of the Parent in any such case, and regardless of the circumstances (including any action or omission by the Parent or Sub) giving rise to any such condition, makes it inadvisable to proceed with such acceptance for payment or payments.


		The foregoing conditions are for the sole benefit of the Parent, the Sub and their affiliates and may be asserted by the Parent or Sub regardless of the circumstances
(including, without limitation, any action or inaction by the Parent, the Sub or any of their affiliates) giving rise to any such condition or may be waived by the Parent or Sub, in whole or in part, from time to time in its sole discretion, except as otherwise provided in the Merger Agreement. The failure by the Parent or Sub at any time to exercise any of the foregoing rights shall not be deemed a waiver of any such right and each such right shall be deemed an ongoing right and may be asserted at any time and from time to time. Unless otherwise defined in this exhibit
A, capitalized terms used in this exhibit A have the meanings ascribed to them in the Merger Agreement among the Parent, the Sub and the Company to which this exhibit A is attached (the
"Merger Agreement").

Exhibit 10(b)

		  STOCKHOLDERS AGREEMENT
		   Dated July 28, 1995

      The parties to this agreement are Schein
Pharmaceutical, Inc., a Delaware corporation (the "Parent"), SM Acquiring Co., Inc., a Delaware corporation and a subsidiary of the Parent (the "Sub"), and the other parties to this agreement (each, a "Stockholder", and, collectively, the "Stockholders").


       Simultaneously with the execution and delivery of this agreement and in reliance on the parties entering into this agreement, the Parent, the Sub and Marsam Pharmaceuticals, Inc., a Delaware corporation (the "Company"), are entering into an agreement and plan of merger (the "Merger Agreement"), pursuant to which the Sub will merge into the Company (the "Merger").
Under the Merger Agreement, the Parent or Sub will commence a cash tender offer to purchase all the outstanding shares of common stock of the Company (the "Shares").

      The parties agree as follows:

1. Tender of Shares. Each Stockholder shall validly tender (and not withdraw) pursuant to and in accordance with the Offer (as defined in the Merger Agreement), not later than the tenth business day after commencement of the Offer pursuant to section 1.1 of the Merger Agreement, the number of shares of common stock of the Company set forth opposite that Stockholder's name on schedule 1 (the "Existing Shares") beneficially owned by the Stockholder. Each Stockholder agrees that the Parent's obligation to accept for payment and pay for Shares in the Offer is subject to the terms and conditions of the Offer. The Parent and Sub agree that Shares (as such term is defined in the Merger Agreement) may not be accepted for payment in the Offer in violation of the terms of the Merger Agreement. The Stockholders shall have no obligation under this section 1 after the earliest of (a) the termination, expiration, abandonment or withdrawal of the Offer, (b) December 30, 1995 and (c) the termination of the Merger Agreement in accordance with clause (a), (b), (c), (d), (e) or (h) of section 8.1 of the Merger Agreement. In addition, no Stockholder shall have any obligation under this section 1 in the event that the Parent has taken any action with respect to or in connection with the Offer that, pursuant to the provisions of section 1.1(a) of the Merger Agreement, the Parent is prohibited from taking without the prior written consent of the Company, unless such Stockholder has given its written consent to such action.

2. Voting of Shares. At any meeting of stockholders of the Company or in connection with any written consent of stockholders of the Company, each Stockholder shall vote (or cause to be voted) all the Shares beneficially owned by that Stockholder as of the applicable record date (other than Shares that are not outstanding) (a) in favor of the Merger, the execution and delivery by the Company of the Merger Agreement and the approval of the terms of the Merger Agreement; (b) against any action or agreement that would result in a breach of any agreement of the Company under the Merger Agreement; and (c) against any other action that could reasonably be expected to interfere with, delay or otherwise adversely affect the Merger and the transactions contemplated by the Merger Agreement. The Stockholders shall have no obligation under this section 2 or under section 8 after the earlier of (a) December 30, 1995 and
(b) the termination of the Merger Agreement in accordance with its terms. In addition, no Stockholder shall have any obligation under this section 2 or under section 8 following any decrease in, or change in the form of, the consideration payable to stockholders of the Company in the Merger, unless that Stockholder shall have given its consent to the decrease or change.

3.      Options

(a)   Each Stockholder grants the Parent an
irrevocable option (collectively, the "Stock Options") to purchase the number of Shares set forth opposite that Stockholder's name on schedule 1 (the "Option Shares") at a purchase price per Share equal to the price per Share payable in the Offer (the "Purchase Price"). If (a) the Offer is terminated, abandoned or withdrawn by the Parent or Sub due to the failure of the condition to the Offer set forth in clause
(1) or in sub-clause (C), (D), (F) or (G) of clause (3) of exhibit A to the Merger Agreement, (b) the Offer is terminated, abandoned or withdrawn by the Parent or Sub in a circumstance referred to in section 8.1(d) of the Merger Agreement that involves a suit, action or proceeding by a party that has made an Acquisition Proposal (as defined in the Merger Agreement) or
(c) the Offer is consummated but the Sub has not accepted for payment and paid for the aggregate number of Shares set forth opposite each Stockholder's name on schedule 1 and such non-acceptance and nonpayment is not in contravention of the Parent's or Sub's obligations under the Merger Agreement or the Offer, the Stock Options shall, in each case, become exercisable, in whole but not in part, upon the first to occur of any such event and remain exercisable in whole but not in part until 30 days after the date of the occurrence of that event, as long as: (y) all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") required for the purchase of the Option Shares upon such exercise shall have expired or been waived, and (z) there shall not be in effect any injunction or other order issued by any court or governmental, administrative or regulatory agency or authority prohibiting the exercise of the Stock Options. If the Parent wishes to exercise the Stock Options, the Parent shall send a written notice to the Stockholders identifying the place and date (not fewer than two nor more than 10 business days from the date of the notice) for the closing of the purchase. Notwithstanding the foregoing, if the Parent exercises the Stock Options, (i) the Parent shall, within 30 calendar days after the date of exercise, offer to all other stockholders of the Company the opportunity to sell their shares of common stock of the Company to the Parent on the same terms provided in this section 3 with respect to the purchase of Shares upon the exercise of Stock Options, subject only to the conditions set forth in clauses (y) and (z) in this section 3 and in clause (3)(I) of exhibit A to the Merger Agreement, and (ii) if the amount of cash or fair value of consideration per share paid in that tender offer or otherwise (including, without limitation, in a merger) for the acquisition of Shares by the Parent or any of its affiliates (as defined in section 3(b)) at any time within 183 days after the purchase of Shares pursuant to the Stock Options exceeds the amount per Share paid upon the purchase of Shares pursuant to the Stock Options, the Parent shall promptly pay each Stockholder an amount equal to the product of that excess and the number of Shares sold by that Stockholder pursuant to the Stock Options. Anything in this agreement to the contrary notwithstanding, (i) no Stockholder shall have any obligation under this section 3(a) if the Stock Options have not been exercised in accordance with this section 3(a) on or prior to December 30, 1995, and (ii) no Stock Option may be exercised in respect of the Option Shares of any Stockholder on or after the date, if any, on which such Stockholder has no obligation under section 1 of this agreement by reason of the provisions of the last sentence of section 1 of this agreement.

(b) If the Parent purchases Shares pursuant to the Stock Options, and, at any time(s) within 183 days after the consummation of the purchase, the Parent or any of its affiliates (as such term is defined in Rule 405 under the Securities Act of 1933) sells, exchanges or otherwise disposes of any of those Shares, or agrees to sell, exchange or otherwise dispose of any of those Shares, voluntarily or otherwise (including, without limitation, pursuant to a merger), and if the cash or fair value of the consideration per Share received in exchange exceeds the Purchase Price, then the Parent shall promptly pay or deliver an aggregate of 60% of that excess to the respective Stockholders pro rata in relation to the number of Shares sold by them pursuant to the Stock Options.

(c) The Parent shall not offer, sell or otherwise dispose of any Shares purchased pursuant to the Stock Options in violation of applicable federal or state securities laws.

4.    Representations and Warranties of the
Stockholders. Each Stockholder represents and warrants to the Parent as follows:

(a) Ownership of Shares. That Stockholder is the beneficial owner of not fewer than the number of Shares set forth opposite that Stockholder's name on schedule 1. That Stockholder has sole voting power and sole power to issue instructions with respect to the matters set forth in sections 1 and 2, sole power of disposition, sole power to demand appraisal rights and sole power to agree to all the matters set forth in this agreement, in each case with respect to all the Existing Shares set forth opposite that Stockholder's name on schedule 1. That Stockholder's Existing Shares are held by that Stockholder, or by a nominee or custodian for the benefit of that Stockholder, free and clear of all liens, claims, security interests and other encumbrances, except for encumbrances arising under this agreement.

(b) Power; Binding Agreement. That Stockholder has the legal capacity to enter into and perform all of that Stockholder's obligations under this agreement. The execution, delivery and performance of this agreement by that Stockholder will not violate any other agreement to which that Stockholder is a party, including, without limitation, any voting agreement, stockholders agreement or voting trust. This agreement has been duly and validly executed and delivered by that Stockholder and constitutes a valid and binding obligation of that Stockholder, enforceable against that Stockholder in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency and similar laws affecting creditors' rights generally and subject to general principles of equity. There is no other person or entity whose consent is required for the execution and delivery of this agreement by that Stockholder or the consummation by that Stockholder of the transactions contemplated by this agreement. If that Stockholder is married and that Stockholder's Shares constitute community property, this agreement has been duly authorized, executed and delivered by, and constitutes a valid and binding obligation of, that Stockholder's spouse, enforceable against that spouse in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency and similar laws affecting creditors' rights generally and subject to general principles of equity.

(c) Consents and Approvals; No Violation. Assuming the compliance by the Parent with section 3(c), neither the execution and delivery of this agreement by that Stockholder nor the consummation by that Stockholder of the transactions contemplated by this agreement will: (i) require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, except in connection with the HSR Act or pursuant to the Securities Exchange Act of 1934; (ii) result in a default (or give rise to a right of termination, cancellation or acceleration) under any of the terms, conditions or provisions of any note, license, agreement or other instrument or obligation to which that Stockholder is a party or by which that Stockholder or any of that Stockholder's assets may be bound; or
(iii) violate any order, writ injunction, decree, statute, rule or regulation applicable to that Stockholder or by which any of that Stockholder's assets are bound.

(d) Brokers. No broker, finder or other investment banker (with the possible exception of Bear, Stearns & Co. Inc.) is entitled to any broker's, finder's or other similar fee or commission in connection with this agreement or the sale of that Stockholder's Option Shares pursuant to this agreement based upon agreements made by or on behalf of that Stockholder.

5.   Representations and Warranties of the Parent.  The
Parent represents and warrants to the Stockholders as follows:

(a) Power; Binding Agreement. The Parent has the corporate power and authority to enter into and perform all its obligations under this agreement. The execution, delivery and performance of this agreement by the Parent will not violate any other agreement to which the Parent is a party. This agreement has been duly and validly authorized, executed and delivered by the Parent and constitutes a valid and binding obligation of the Parent, enforceable against the Parent in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency and similar laws affecting creditors' rights generally and subject to general principles of equity. There is no other person or entity whose consent is required for the execution and delivery of this agreement by the Parent or the consummation by the Parent of the transactions contemplated by this agreement.

(b) Consents and Approvals; No Violation. Neither the execution and delivery of this agreement by the Parent nor the consummation by the Parent of the transactions contemplated by this agreement will: (i) require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, except in connection with the HSR Act or pursuant to the Securities Exchange Act of 1934; (ii) result in a default (or give rise to a right of termination, cancellation or acceleration) under any of the terms, conditions or provisions of any note, license, agreement or other instrument or obligation to which the Parent is a party or by which the Parent or any of its assets may be bound; or
(iii) violate any order, writ injunction, decree, statute, rule or regulation applicable to the Parent or by which any of its assets are bound.

(c) Brokers. No broker, finder or other investment banker (other than Tanner & Co., Inc.) is entitled to any broker's, finder's or other similar fee or commission in connection with this agreement or the transactions contemplated by this agreement based upon agreements made by or on behalf of the Parent.

6. No Solicitation. Prior to December 31, 1995, no Stockholder shall, in that Stockholder's capacity as such, directly or indirectly, initiate, solicit or knowingly encourage (including by way of furnishing non-public information or assistance), or take any other action knowingly to facilitate, any inquiries or the making of any proposal that constitutes, or reasonably may be expected to lead to, an Acquisition Proposal (as defined in the Merger Agreement), or enter into or maintain or continue discussions or negotiate with any person or entity in furtherance of such inquiries or to obtain an Acquisition Proposal, or agree to or endorse an Acquisition Proposal, or authorize or permit any person or entity acting on behalf of that Stockholder to do any of the foregoing. If any Stockholder receives any inquiry or proposal regarding any Acquisition Proposal, that Stockholder shall promptly inform the Parent of that inquiry or proposal. Anything in this agreement to the contrary notwithstanding, the sole and exclusive remedy for any nonperformance or breach by any Stockholder or Stockholders of the provisions of this section 6 shall be an injunction or injunctions to prevent the breach of this section 6 and/or to enforce specifically the terms and provisions of this section 6. Without limiting the generality of the preceding sentence, it is expressly understood and agreed that monetary damages shall not be awarded for any nonperformance or breach of this section 6.

7. Restrictions on Transfer, Etc. Except as provided in this agreement, prior to the earliest of (a) December 31, 1995, (b) the termination, abandonment, withdrawal or consummation of the Offer under circumstances other than those referred to in clause (a), (b) or (c) of the second sentence of section 3(a) of this agreement or (c) the 30th day after the termination of the Merger Agreement in accordance with its terms, no Stockholder shall, directly or indirectly: (i) except for transfers to that Stockholder's family or trusts for the benefit of that Stockholder's family (provided that the transferee of the Shares agrees in writing, in form reasonably satisfactory to the Parent, to be bound by the terms of this agreement), offer for sale, sell, transfer, tender, pledge, encumber, assign or otherwise dispose of, or enter into any agreement, arrangement or understanding with respect to, or consent to the offer for sale, transfer, tender, pledge, encumbrance, assignment or other disposition of, any or all of that Stockholder's Existing Shares or any interest in those Shares; or (ii) take any action
(including the grant of any proxies or powers of attorney with respect to any Shares, the deposit of any Shares into a voting trust or the entry into a voting agreement with respect to any Shares) that would make any representation or warranty of that Stockholder in this agreement untrue in any material respect or have the effect of preventing or disabling that Stockholder from performing that Stockholder's obligations under this agreement.

8. Waiver of Appraisal Rights. Each Stockholder waives any rights of appraisal or rights to dissent from the Merger that Stockholder may have.

9. Stockholder Capacity. No person executing this agreement who is or becomes during the term of this agreement a director of the Company makes any agreement in his or her capacity as a director. Each Stockholder is executing and delivering this agreement solely in that Stockholder's capacity as the record and beneficial owner of, or the trustee of a trust whose beneficiaries are the beneficial owners of, that Stockholders' Shares. Notwithstanding anything to the contrary in this agreement, no action or inaction by a Stockholder in his capacity as a director of the Company shall be deemed to contravene section 6, as long as the action or inaction does not contravene section 6.2 of the Merger Agreement.

10.  Miscellaneous

(a)  Definition.  The terms "beneficially own" and
"beneficial ownership" with respect to any securities shall have the same meaning as in, and shall be determined in accordance with, Rule 13d-3 under the Securities Exchange Act of 1934.

(b) Liability After Transfer. Each Stockholder agrees that, notwithstanding any transfer of that Stockholder's
Existing Shares in accordance with section 7, that Stockholder shall remain liable for his or her performance of all obligations under this agreement.

(c) Amendments, Waivers, Etc. This agreement may not be amended, changed, supplemented, waived or otherwise modified or, except as otherwise provided in this agreement, terminated with respect to any party, except upon the execution and delivery of a written agreement executed by the party to be charged (it being understood, however, that schedule 1 may be supplemented unilaterally by the Parent adding the name and other relevant information concerning any stockholder of the Company who agrees to be bound by this agreement, and thereafter the added stockholder shall be treated as a "Stockholder" for all purposes of this agreement).

(d) Notices. All notices, requests, claims, demands and other communications in this agreement shall be in writing and shall be deemed to have been duly given when delivered in person, by facsimile transmission with confirmation of receipt or by registered or certified mail (postage prepaid, return receipt requested) to the respective parties as follows:


 If to a Stockholder: At the address set forth on schedule 1

 If to the Parent or Sub: Schein Pharmaceutical, Inc.
			  100 Campus Drive
			  Florham Park, New Jersey  07932
			  Telecopier: (201) 593-5590
			  Attention:  Mr. Martin Sperber
			  Chairman and Chief
			  Executive Officer


   copy to:               Proskauer Rose Goetz & Mendelsohn LLP
			  1585 Broadway
			  New York, New York  10036
			  Telecopier: (212) 969-2900
			  Attention:  Richard L. Goldberg, Esq.

or to such other address as the person to whom notice is given may have previously furnished to the others in writing in the manner set forth above (provided that notice of any change of address shall be effective only upon receipt of notice of the change).

(e) Severability. If any provision of this agreement is invalid, illegal or unenforceable, the invalidity, illegality or unenforceability shall not affect any other provision.

(f) Specific Performance. Each party agrees that irreparable damage would occur in the event that any of the provisions of this agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of this agreement and to enforce specifically the terms and provisions of this agreement, this being (except as provided in section 6) in addition to any other remedy to which they are entitled at law or in equity.

(g) No Waiver. The failure of any party to exercise any right, power or remedy under this agreement or otherwise available in respect of this agreement at law or in equity, or to insist upon compliance by any other party with that party's obligations under this agreement, shall not constitute a waiver of any right to exercise any such or other right, power or remedy or to demand such compliance.

(h) Governing Law. This agreement shall be governed and construed in accordance with the law of the state of Delaware, regardless of the law that might otherwise govern under principles of conflicts of laws applicable thereto.

(i) Headings. The headings in this agreement are for convenience of reference only and are not intended to be part of or to affect the meaning or interpretation of this agreement

(j) Counterparts. This agreement may be executed in counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same agreement.

(k) Entire Agreement. This agreement constitutes the entire agreement among the parties with respect to its subject matter and supersedes all other prior agreements and understandings, both written and oral, among the parties with respect to that subject matter.

			    SCHEIN PHARMACEUTICAL, INC.
			    By:   /s/ Martin Sperber
			       Name:  Martin Sperber
			       Title: Chairman & CEO

			    SM ACQUIRING CO., INC.
			    By:   /s/ Martin Sperber
			       Name:  Martin Sperber
			       Title: Chairman & CEO

			    STOCKHOLDERS:

			    By: /s/ Agnes Varis, President
			       Name:  Agvar Chemicals Inc.

			    By: /s/ Agnes Varis /s/ Karl Leichtman
			       Name:  Agnes Varis Karl Leichtman (jointly)

			    By: /s/ Agnes Varis
			       Name:  Agnes Varis

			    By: /s/ Marvin Samson
			       Name:  Marvin Samson


			SCHEDULE 1
Name of Stockholder    Address for Notices      Number of Shares

Agvar Chemicals Inc.   Agvar Chemicals Inc.      1,322,566
		       96 Route 23
		       Little Falls, NJ  07424
		       ATTN:  Agnes Varis
		       Tel:  (201) 256-3232
		       Fax:  (201) 256-6526

Agnes Varis and        Agvar Chemicals Inc.         92,500
Karl Leichtman         96 Route 23
(jointly)              Little Falls, NJ  07424
		       ATTN:  Agnes Varis
		       Tel:  (201) 256-3232
		       Fax:  (201) 256-6526

Agnes Varis           Agvar Chemicals Inc.           5,625
		      96 Route 23                    plus any
		      Little Falls, NJ  07424        shares issued
		      ATTN:  Agnes Varis             upon exercise
		      Tel:  (201) 256-3232           of options
		      Fax:  (201) 256-6526

		      For all three above,
		      with a copy to:
		      Kramer, Levin, Naftalis,
			Nessen, Kamin & Frankel
		      919 Third Avenue
		      New York, New York  10022
		      ATTN:  Martin Balsam, Esq.
		      Tel:  (212) 715-9100
		      Fax:  (212) 715-8000

Marvin Samson         Marsam Pharmaceuticals Inc.    1,450,441
		      24 Olney Avenue, Bldg. 31      plus any
		      Cherry Hill, NJ  08034         shares issued
		      Tel:  (609) 424-5600           upon exercise
		      Fax:  (609) 751-8784           of options


		      with a copy to:
		      Duane, Morris & Heckscher
		      4200 One Liberty Place
		      Philadelphia, Pennsylvania
		      19103-7396
		      ATTN:  Frederick W. Dreher, Esq.
		      Fax:  (215) 979-1213

Exhibit 10(c)

		       EMPLOYMENT AGREEMENT

	AGREEMENT dated as of July 28, 1995 by and between MARSAM PHARMACEUTICALS INC., a Delaware corporation having its principal office at Building 31, Olney Avenue, Cherry Hill, New Jersey (the "Company"), and Marvin S. Samson, residing at 1905 Owl Court, Cherry Hill, New Jersey 08003 (the "Executive").

	The parties are entering into this Agreement to set forth and confirm their respective rights and obligations with respect to Executive's employment by the Company.

	NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto mutually agree as follows:

1. Employment and Term. (a) The Company hereby employs the Executive as president, chief executive officer and chief operating officer of the Company and, as of the Acquisition Date, the Executive shall be appointed an Executive Vice President of Schein Pharmaceutical, Inc., a Delaware corporation ("SPI") (collectively, the "Position"). The Executive agrees to serve in the employ of the Company in the Position for a term (the "Initial Term") which shall commence on the date of the acquisition by SPI or a subsidiary of SPI of more than a majority of the outstanding shares of the common stock of the Company on a fully-diluted basis (the "Acquisition Date"), and, subject to paragraphs 1(b) and 1(c) hereof, shall terminate on the fifth anniversary of the Acquisition Date.

(b) Unless written notice terminating the term of employment is given by either the Company or the Executive not less than one hundred eighty (180) days in advance of the termination date of this Agreement, this Agreement shall be automatically extended, on all of the terms and conditions hereof, for additional periods of one-year.

(c) The Company shall have the right to terminate the Executive's employment hereunder prior to the fifth anniversary of the Acquisition Date, but only for cause. For purposes of this Agreement, "cause" means (i) the Executive's willful and continued failure substantially to perform his duties with the Company or SPI, (ii) fraud, misappropriation or intentional material damage to the property or business of the Company or SPI or (iii) the Executive's admission or conviction of, or plea of nolo contendere to, any felony that, in the judgment of the Board of Directors of the Company (the "Board"), adversely affects the Company's reputation or the Executive's ability to carry out his obligations under this Agreement. The Executive shall not be entitled to any compensation under this Agreement for any period after such termination pursuant to this paragraph 1(c) except to the extent the Executive is entitled to receive benefits under the Plans (as defined herein) following such termination.

(d)     The Executive shall have the right to
terminate his employment hereunder at any time prior to the fifth anniversary of the Acquisition Date.

(e) Anything in this Agreement to the contrary notwithstanding, the Company, at its option, may retain the Executive as a consultant for a period (the "advisory period") of one year after (i) the Initial Term (or any extension under paragraph 1(b) hereof) or (ii) a termination by the Executive pursuant to paragraph 1(d) hereof, all on the terms and conditions hereinafter provided, in which event, the Executive shall continue to be bound by the restrictions of paragraph 7(b) hereof during the advisory period, as if he were an employee for such period. During the advisory period, the Executive will provide such advisory services concerning the business, affairs and management of the Company as may be from time to time requested by the Company, but the Executive shall not be required to devote more than five (5) days (up to an aggregate of forty
(40) hours) each month to such services, which shall be performed at a time mutually convenient to both parties. The Company, at its option, may terminate the advisory period upon not less than thirty (30) days' prior written notice; provided, that upon termination of the advisory period, the Executive shall no longer be bound by the restrictions of paragraph 7(b) hereof. The Executive may, subject to the restrictions set out in paragraph 7(b) hereof, engage in other employment during the advisory period, and his advisory services hereunder shall be required only at times and places consistent with his other employment and his private activities. During the advisory period, the Company shall pay the Executive a consulting fee in an amount equal to the Executive's base salary immediately prior to the termination of employment, payments of such fee to be made in accordance with the Company's standard payroll policies in effect from time to time, and provide the Executive and his eligible dependents with health insurance coverage and disability insurance coverage for the Executive comparable to coverage while he was an employee hereunder or, at the Company's option, reimburse the Executive in an amount equal to not more than 125% of the cost to the Company thereof while an employee during the previous year; provided, however, that, should the Executive engage in other employment, such consulting fee shall be reduced, on a dollar-for-dollar, basis, by an amount equal to the compensation received by the Executive for such other employment; and the consulting fee shall be reduced, on a dollar-for-dollar basis, by compensation paid to the Executive by the Company under paragraph 3(d) hereof for the same period of time. Without limiting the application of any other provision of this Agreement during the advisory period, the Company expressly confirms that the provisions of paragraph 4 hereof shall apply during the advisory period.

2. Duties. (a) Subject to the ultimate control and discretion of the Board, the Executive shall serve in the Position and perform all duties and services of an executive nature commensurate with the Position which the Board may from time to time reasonably assign to him. Except for travel normally incidental and reasonably necessary to the business of the Company and the duties of the Executive hereunder, the duties of the Executive shall be performed in the Cherry Hill, New Jersey area. SPI shall also make available to the Executive an office for his use in its corporate headquarters.

(b) The Executive shall, consistent with his position as president and chief executive officer of the Company and executive vice president of SPI, be responsible for the management of the Company and its organizational structure, subject to the Board and to the provisions of this Agreement, his authority to include, without limitation, supplier relationships and salary, perquisites and, with respect to stock options, (subject additionally to SPI's Board of Directors) stock options for SPI common stock for the Company's employees.

(c) The Executive shall, consistent with his position as president and chief executive officer of the Company and executive vice president of SPI, be responsible for, and shall co-ordinate, all product development activities for SPI's and the Company's parenteral products.

(d) The Executive shall, consistent with his position as president and chief executive officer of the Company and executive vice president of SPI, be responsible for and shall co-ordinate, all sales and marketing activities for SPI's and the Company's hospital and home care accounts.

(e)   The Executive shall devote all of the
Executive's time and attention during regular business hours to the performance of the Executive's duties hereunder and, during the term of his employment hereunder, shall not engage in any other business enterprise which requires the Executive's personal time or attention, unless granted the prior permission of the Board. The foregoing shall not prevent the Executive's purchase, ownership or sale of any interest in, or the Executive's engaging (but not to exceed an average of five hours per week) in, any business which does not compete with the business of the Company or SPI or any subsidiary of the Company or SPI or the Executive's involvement in charitable or community activities, provided, that the time and attention which the Executive devotes to such business and activities does not materially interfere with the performance of his duties hereunder.

(e)   The Executive shall be entitled to such
personal vacations with full compensation, and to be taken at such time or times, as the Executive and the Company shall mutually determine.

3. Compensation. (a) For all services to be rendered by the Executive hereunder, the Company shall pay the Executive an annual salary at a rate of not less than Four Hundred Thousand Dollars ($400,000) per year, plus such other compensation as may, from time to time, be determined by the Company. Such salary and other compensation shall be payable in accordance with the Company's normal payroll practices as in effect from time to time. At the end of each fiscal year, the Company shall review the Executive's salary level, and shall increase such level for the following year to such amount as the Board may determine.

(b)   The compensation provided for in paragraph
3(a) above shall be in addition to such rights as the Executive may have, during the Executive's employment hereunder or thereafter, to participate in and receive benefits from or under any bonus, stock option, pension, profit-sharing, insurance or other employee benefit plan or plans of the Company which may exist now or hereafter (collectively, the "Plans"). During the period ending on the first anniversary of the Acquisition Date, the Executive shall have the right, on a basis reasonably acceptable to the Company and SPI (such acceptance not to be unreasonably withheld), to elect to participate (with credit to the greatest extent possible for prior years of service with the Company), to the extent he is eligible, and subject to applicable law, in one or more SPI benefit plans in which senior executives of SPI participate, in lieu of one or more Company benefit plans relating to the same type of benefit.

(c) If the Company terminates the Executive's employment hereunder, other than in accordance with paragraph 1(c) above, the Company shall continue to pay the Executive the salary provided in paragraph 3(a) above, in accordance with the Company's normal payroll practices in effect from time to time, and provide the Executive and his eligible dependents with health insurance coverage and disability insurance coverage comparable to coverage while he was an employee hereunder or, at the Company's option, reimburse the Executive in an amount equal to not more than 125% of the cost to the Company thereof while an employee during the previous year, all for the remainder of the Initial Term or any extension thereof; and the Executive shall have no further or other rights, and the Company no further or other liabilities or obligations, under this Agreement.

(d) If the Executive terminates his employment hereunder prior to the end of the Initial Term under paragraph 1(d) above, the Company shall continue to pay the Executive 50% of the salary provided for in paragraph 3(a) above, in accordance with the Company's normal practices in effect from time to time, and provide the Executive and his eligible dependents with health insurance coverage and disability insurance coverage comparable to coverage while he was an employee hereunder or, at the Company's option, reimburse the Executive in an amount equal to not more than 125% of the cost to the Company thereof while an employee during the previous year, all for a period beginning on the date of such termination and ending on the earlier of the third anniversary of the termination or the fifth anniversary of the Acquisition Date; and the Executive shall have no further or other rights, and the Company no further or other liabilities or obligations, under this Agreement.

(e) During any period in which the Company is obligated to pay salary to the Executive under this paragraph 3 or a consulting fee under paragraph 1(e) of this Agreement, the Company shall provide the Executive with an automobile or, at the Company's option, an automobile allowance, in accordance with the Company's policies in effect from time to time.

4. Expenses. The Company shall promptly reimburse the Executive, or cause the Executive promptly to be reimbursed, for all reasonable expenses paid or incurred by the Executive in connection with the performance of the Executive's duties and responsibilities hereunder, upon presentation of expense vouchers or other appropriate documentation therefor.

5. Additional Covenants. During the Executive's employment under this Agreement, except as otherwise consented to or approved by the Executive and SPI:


	(a) (1) the Board will be comprised of seven members, three to be designated by the Executive, three to be designated by SPI (the "SPI directors") and one, who shall be an employee of Bayer Corporation or any of its affiliates (other than SPI and its subsidiaries), to be designated by SPI, subject to the approval thereof by the Executive, which approval shall not be unreasonably withheld (the "Bayer director");

	     (2)  the consent or approval of at least
one of the SPI directors shall be required prior to the Company taking any extraordinary corporate actions, which, for purposes of this Agreement, shall include, without limitation, financings; purchases or sales of assets not in the ordinary course of business; issuances of securities; providing compensation, perquisites or benefits beyond levels customary in the multisource industry; actions with respect to the certificate of incorporation or by-laws; reorganizations, recapitalizations and business combinations; encumbering of assets; and actions that could result in a violation of agreements relating to indebtedness of SPI or (with the additional consent or approval of the Bayer director) agreements between SPI (or any of its affiliates) and Bayer Corporation
(or any of its affiliates);

	     (3) after consultation with theother directors, the SPI directors shall be entitled to authorize and approve, as actions of the Board, corporate actions not inconsistent with the provisions of this paragraph 5, including, without limitation, financings; issuances of securities; and encumbering of assets;


	(b)     the Executive, having been elected a
director of SPI effective upon the Acquisition Date, shall be included in the slate of SPI's management nominees for re-election as a director;

	(c) neither the Company's name nor logo shall be modified in any way, and the Company may continue to use its name and logo on product labelling and the like;

	(d) the headquarters of the Company shall remain in Cherry Hill, New Jersey;

	(e) the Company shall not be required to sell products to or manufacture products for SPI or any SPI affiliate on terms less favorable to the Company than those the Company provides to unaffiliated customers for similar purchase quantities; and

	(f)     the Company shall have funds made
available to it to the extent of "Available Cash", which shall equal: cash on hand at the Company at the Acquisition Date, plus out-ofpocket transaction costs of the Company paid in connection with the acquisition referred to in paragraph 1(a), plus 50% of Operating
Cash Flow (i.e., net income (after taxes, calculated on a stand-alone basis) plus depreciation plus amortization plus/less working capital decreases/increases less capital expenditures), plus interest income (at 30-day LIBOR), less interest expense (at SPI's cost of funds), but only in respect of borrowings outstanding when Available Cash is negative, less 50% of negative Operating Cash
Flow, to the extent of Available Cash, and thereafter 100% of negative Operating Cash Flow.

6. Indemnification. The Company shall indemnify the Executive, to the fullest extent permitted by law, for any and all liabilities to which the Executive may be subject as a result of, in connection with or arising out of his employment by the Company hereunder, as well as the costs and expenses (including attorneys' fees) of any legal action brought or threatened to be brought against him or the Company as a result of, in connection with or arising out of such employment. The Executive shall be entitled to the full protection of any insurance policies which the Company may elect to maintain generally for the benefit of its directors and officers.

7.   Confidentiality and Non-competition.  (a)  The
Executive shall not use or disclose at any time during the Executive's employment with the Company, or at any time thereafter, any trade secret or proprietary or confidential information of the Company or any of its affiliates.

(b) During the Executive's employment with the Company; during the advisory period, if any; during the period the Company continues to make payments under paragraph 3(c) or 3(d) above; and, in the case of termination of employment under paragraph 1(c) above, until the earlier of the sixth anniversary of the Acquisition Date and the fourth anniversary of such termination, the Executive shall not be engaged as an officer, director, or employee of, or in any way be associated in a management or ownership capacity with, any corporation, partnership or other enterprise or venture which conducts a business which is in competition with the business of the Company or SPI or their subsidiaries as at the time of such termination or expiration, provided, however, that the Executive may own not more than three percent (3%) of the outstanding securities, or equivalent equity interests, of any class of any corporation or firm which is in competition with the business of the Company or SPI or their subsidiaries, which securities are listed on a national securities exchange or traded in the over-the-counter market. The provisions of this paragraph shall survive the termination or expiration of this Agreement.

8. Representation and Warranty of the Executive. The Executive represents and warrants that he is not under any obligation, contractual or otherwise, to any other firm or corporation, which would prevent his entry into the employ of the Company or his performance of the terms of this Agreement.

9. Entire Agreement; Amendment. This Agreement, the Compensation Continuation Agreement dated October 19, 1991 (as currently in effect) and the Split Dollar Insurance Agreement dated March 25, 1991 (as currently in effect) (which Compensation Continuation Agreement and Split Dollar Insurance Agreement shall continue in effect in accordance with their terms unless surrendered by the Executive under the last sentence of paragraph 3(b) hereof) contain the entire agreement between the Company and the Executive with respect to the subject matter hereof, and may not be amended, waived, changed, modified or discharged except by an instrument in writing executed by the parties hereto and SPI.

10. Assignability. The services of the Executive hereunder are personal in nature, and neither this Agreement nor the rights or obligations of the Company hereunder may be assigned by the Company, whether by operation of law or otherwise, without the Executive's prior written consent. This Agreement shall be binding upon, and inure to the benefit of, the Company and its permitted successors and assigns hereunder. This Agreement shall not be assignable by the Executive, but shall inure to the benefit of the Executive's heirs, executors, administrators and legal representatives.

11. Notice. Any notice which may be given hereunder shall be in writing and be deemed given when hand delivered and acknowledged or, if mailed, one day after mailing by registered or certified mail, return receipt requested, to either party hereto at their respective addresses stated above, or at such other address as either party may be similar notice designate.

12. Specific Performance. The parties agree that irreparable damage would occur in the event that any of the provisions of paragraph 5 or 7 above were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of paragraph 5 or 7 above and to enforce specifically the terms and provisions of paragraph 5 or 7 above, this being in addition to any other remedy to which they are entitled at law or in equity.

13. No Third Party Beneficiaries. Nothing in this Agreement, express or implied, is intended to confer upon any person or entity other than the parties (and the Executive's heirs, executors, administrators and legal representatives as provided in paragraph 10 hereof) and SPI any rights or remedies of any nature under or by reason of this Agreement.

14. Construction. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New Jersey, without giving effect to principles of conflict of laws. All headings in this Agreement have been inserted solely for convenience of reference only, are not to be considered a part of this Agreement and shall not affect the interpretation of any of the provisions of this Agreement.
IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first written above.


		MARSAM PHARMACEUTICALS INC.
		By________________________
		    Authorized Signatory
		 __________________________
		    Marvin S. Samson

Schein Pharmaceutical, Inc. hereby agrees, commencing on the Acquisition Date, to be bound by the provisions of Paragraphs 1(a), 2(a), 2(b), 2(c), 2(d), 3(b), 5(a), 5(b), 5(c),
5(d), 5(e) and 5(f), to the extent they refer to SPI, of the foregoing Employment Agreement and to cause the Company to perform the obligations of the Company under the foregoing Employment Agreement.
		SCHEIN PHARMACEUTICAL, INC.
		By________________________
		   Authorized Signatory



SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

													   Marsam Pharmaceuticals Inc.

Date:  August 4, 1995          By: /S/ Marvin Samson
															  Marvin Samson
															  President, Treasurer and Chief
															  Executive Officer

Date:  August 4, 1995          By: /S/ Richard Baron
																 Richard Baron
															  Vice President, Finance and
								  Chief Financial Officer